Form 10-Q
period 1997-09-30
COMCAST CELLULAR HOLDINGS INC
filed 1997-11-14
CIK 1041854

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

                               SEPTEMBER 30, 1997
                                       OR

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

                        Commission File Number 333-31009

                         COMCAST CELLULAR HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          23-2687447
-------------------------------------------------------------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification No.)

              1105 North Market Street, Wilmington, Delaware 19801
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number, including area code: (302) 427-8991
                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

         Yes  X  *                                  No ___

* The Registrant became subject to the reporting requirements of the Securities Act of 1934 on September 30, 1997.
                           --------------------------

As of September 30, 1997, there were 100 shares of Common Stock outstanding.

The Registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                COMCAST CELLULAR HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS




                                                                          Page
                                                                         Number

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Condensed Consolidated Balance
                Sheet as of September 30, 1997 and December 31,
                1996 (Unaudited)..............................................2

                Condensed Consolidated Statement of
                Operations and Accumulated Deficit for
                the Nine and Three Months Ended September 30,
                1997 and 1996 (Unaudited).....................................3

                Condensed Consolidated Statement of Cash
                Flows for the Nine Months Ended September 30,
                1997 and 1996 (Unaudited).....................................4

                Notes to Condensed Consolidated
                Financial Statements (Unaudited)..........................5 - 9

        Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations..............................................10 - 16

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings............................................17

        Item 6. Exhibits and Reports on Form 8-K.............................17

        SIGNATURE............................................................18

                       -----------------------------------

This Quarterly Report on Form 10-Q contains forward looking statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward looking statements involve risks and uncertainties which could significantly affect expected results in the future from those expressed in any such forward looking statements made by, or on behalf, of the Company. Certain factors that could cause actual results to differ materially include, without limitation, the effects of legislative and regulatory changes; the potential for increased competition; technological changes; the need to generate substantial growth in the subscriber base by successfully launching, marketing and providing services in identified markets; pricing pressures which could affect demand for the Company's services; the Company's ability to expand its distribution; changes in labor, equipment and capital costs; future acquisitions, strategic partnerships and divestitures; general business and economic conditions; and other risks detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission.

                COMCAST CELLULAR HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                (Dollars in thousands, except share data)
                                                                                       September 30,    December 31,
                                                                                           1997             1996
ASSETS
CURRENT ASSETS
   Cash and cash equivalents....................................................          $12,481            $4,980
   Accounts receivable, less allowance for doubtful
     accounts of $5,830 and $3,148..............................................           64,174            66,425
   Inventories..................................................................           22,174            10,458
   Other current assets.........................................................            4,005             3,470
                                                                                       ----------        ----------
       Total current assets.....................................................          102,834            85,333
                                                                                       ----------        ----------
INVESTMENT IN AFFILIATE.........................................................           29,404            29,823
                                                                                       ----------        ----------
PROPERTY AND EQUIPMENT..........................................................          554,251           467,558
   Accumulated depreciation.....................................................         (163,665)         (114,144)
                                                                                       ----------        ----------
   Property and equipment, net..................................................          390,586           353,414
                                                                                       ----------        ----------
DEFERRED CHARGES AND OTHER......................................................        1,261,557         1,245,283
   Accumulated amortization.....................................................         (327,755)         (285,671)
                                                                                       ----------        ----------
   Deferred charges and other, net..............................................          933,802           959,612
                                                                                       ----------        ----------
                                                                                       $1,456,626        $1,428,182
                                                                                       ==========        ==========
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
CURRENT LIABILITIES
   Accounts payable and accrued expenses........................................          $81,660           $83,831
   Accrued commissions..........................................................            5,745             7,836
   Accrued interest.............................................................           38,239             3,166
   Deferred revenue and customer deposits.......................................           11,299             9,291
   Current portion of long-term debt............................................           10,423             1,902
   Due to affiliates............................................................           51,253            45,926
                                                                                       ----------        ----------
       Total current liabilities................................................          198,619           151,952
                                                                                       ----------        ----------
LONG-TERM DEBT, less current portion............................................        1,139,596         1,259,325
                                                                                       ----------        ----------
INVESTMENT IN AND DUE TO AFFILIATES.............................................          112,700           108,804
                                                                                       ----------        ----------
DEFERRED INCOME TAXES...........................................................          233,963           256,737
                                                                                       ----------        ----------
MINORITY INTEREST AND OTHER.....................................................            6,605             7,219
                                                                                       ----------        ----------

COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE PREFERRED STOCK HELD BY AFFILIATE........................          168,583
                                                                                       ----------        ----------
STOCKHOLDER'S DEFICIENCY
   Common stock, $.01 par value - authorized, 1,000 shares; issued, 100 shares..
   Additional capital...........................................................          493,320           500,425
   Accumulated deficit..........................................................         (896,760)         (856,280)
                                                                                       ----------        ----------
       Total stockholder's deficiency...........................................         (403,440)         (355,855)
                                                                                       ----------        ----------
                                                                                       $1,456,626        $1,428,182
                                                                                       ==========        ==========

See notes to condensed consolidated financial statements.

                COMCAST CELLULAR HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                                  (Dollars in thousands)
                                                                        Nine Months Ended        Three Months Ended
                                                                          September 30,             September 30,
                                                                       1997         1996         1997         1996
SERVICE INCOME, net...........................................       $335,380     $317,115      $115,107     $110,019
                                                                    ---------    ---------     ---------    ---------

COSTS AND EXPENSES
   Operating..................................................         28,242       26,415         9,311        9,120
   Selling, general and administrative........................        170,849      177,274        56,102       53,990
   Depreciation and amortization..............................         94,429       84,777        32,980       28,008
                                                                    ---------    ---------     ---------    ---------
                                                                      293,520      288,466        98,393       91,118
                                                                    ---------    ---------     ---------    ---------

OPERATING INCOME..............................................         41,860       28,649        16,714       18,901

OTHER (INCOME) EXPENSE
   Interest expense...........................................         89,061       86,131        27,896       30,453
   Investment income..........................................         (1,898)      (2,060)         (328)        (489)
   Equity in net losses of affiliates.........................          4,524        5,102         1,004        1,559
   Litigation settlement......................................                      21,647
   Other......................................................          1,173        2,340           733          242
                                                                    ---------    ---------     ---------    ---------
                                                                       92,860      113,160        29,305       31,765
                                                                    ---------    ---------     ---------    ---------
LOSS BEFORE INCOME TAX BENEFIT AND
   EXTRAORDINARY ITEM.........................................        (51,000)     (84,511)      (12,591)     (12,864)

INCOME TAX BENEFIT............................................        (17,833)     (32,286)       (4,132)      (4,961)
                                                                    ---------    ---------     ---------    ---------

LOSS BEFORE EXTRAORDINARY ITEM................................        (33,167)     (52,225)       (8,459)      (7,903)

EXTRAORDINARY ITEM............................................         (7,313)
                                                                    ---------    ---------     ---------    ---------

NET LOSS......................................................        (40,480)     (52,225)       (8,459)      (7,903)

PREFERRED DIVIDENDS...........................................         (7,105)                    (4,844)
                                                                    ---------    ---------     ---------    ---------

NET LOSS FOR COMMON STOCKHOLDER...............................       ($47,585)    ($52,225)     ($13,303)     ($7,903)
                                                                    =========    =========     =========    =========

ACCUMULATED DEFICIT
   Beginning of period .......................................      ($856,280)   ($786,696)    ($888,301)   ($831,018)
   Net loss...................................................        (40,480)     (52,225)       (8,459)      (7,903)
                                                                    ---------    ---------     ---------    ---------
   End of period..............................................      ($896,760)   ($838,921)    ($896,760)   ($838,921)
                                                                    =========    =========     =========    =========

See notes to condensed consolidated financial statements.

                COMCAST CELLULAR HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                             (Dollars in thousands)
                                                                                         Nine Months Ended September 30,
                                                                                            1997             1996
OPERATING ACTIVITIES
   Net loss.....................................................................         ($40,480)         ($52,225)
   Adjustments to reconcile net loss to net cash provided
    by operating activities:
     Depreciation and amortization..............................................           94,429            84,777
     Non-cash interest expense..................................................           29,337            51,353
     Equity in net losses of affiliates.........................................            4,524             5,102
     Minority interest..........................................................            1,149               530
     Deferred management fees...................................................            2,211             4,159
     Deferred income taxes and other............................................          (20,599)          (31,113)
     Extraordinary item.........................................................            7,313
                                                                                       ----------        ----------

                                                                                           77,884            62,583

     (Increase) decrease in net accounts receivable, inventories
       and other current assets.................................................          (10,000)           27,195
     Increase in accrued interest...............................................           35,073             1,861
     Decrease in accounts payable and accrued expenses, accrued commissions
       and deferred revenue and customer deposits...............................           (2,254)          (14,377)
                                                                                       ----------        ----------

           Net cash provided by operating activities............................          100,703            77,262
                                                                                       ----------        ----------

FINANCING ACTIVITIES
   Proceeds from borrowings.....................................................        1,018,370           140,000
   Repayments of long-term debt.................................................       (1,155,076)           (1,500)

   Repayments under deferred payment plan.......................................                            (85,413)
   Deferred financing costs.....................................................          (28,353)
   Proceeds from issuance of mandatorily redeemable preferred
     stock to affiliate.........................................................          161,478
   Net transactions with affiliates.............................................             (932)            5,747
                                                                                       ----------        ----------

           Net cash (used in) provided by financing activities..................           (4,513)           58,834
                                                                                       ----------        ----------

INVESTING ACTIVITIES
   Capital expenditures.........................................................          (87,213)          (69,026)
   Acquisitions, net of cash acquired...........................................                            (13,958)
   Other........................................................................           (1,476)          (24,801)
                                                                                       ----------        ----------

           Net cash used in investing activities................................          (88,689)         (107,785)
                                                                                       ----------        ----------

INCREASE IN CASH AND CASH EQUIVALENTS...........................................            7,501            28,311

CASH AND CASH EQUIVALENTS, beginning of period..................................            4,980            19,640
                                                                                       ----------        ----------

CASH AND CASH EQUIVALENTS, end of period........................................          $12,481           $47,951
                                                                                       ==========        ==========

See notes to condensed consolidated financial statements.

                COMCAST CELLULAR HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   ORGANIZATION

     Comcast Cellular  Holdings,  Inc. ("the Company") was incorporated on March
     27, 1997 under the laws of the State of Delaware. At the date of incorporation, the Company issued 100 shares of its newly authorized $.01 par value common stock to Comcast Corporation ("Comcast") and became a wholly owned subsidiary of Comcast.

     On May 7, 1997, Comcast contributed all 100 of the issued and outstanding $.01 par value common shares of Comcast Cellular Corporation ("Comcast Cellular"), its wholly owned subsidiary, to the Company. This contribution was accounted for in a manner similar to a pooling of interests. Accordingly, the condensed consolidated financial statements of the Company include the accounts of the Company and Comcast Cellular for all periods presented. The Company is principally engaged in the development, management and operation of cellular telephone communications systems located in Pennsylvania, New Jersey and Delaware.

2.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1996 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of September 30, 1997, the condensed consolidated statement of operations and accumulated deficit for the nine and three months ended September 30, 1997 and 1996 and the condensed consolidated statement of cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by the Company and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1997 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1996 audited consolidated financial statements which were included in the Company's Registration Statement on Form S-4, effective as of September 30, 1997, as filed with the Securities and Exchange Commission. The results of operations for the periods ended September 30, 1997 are not necessarily indicative of operating results for the full year.

     Reclassifications
     Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 1997.

3.   ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

     Debt Offering
     In May 1997, the Company completed the sale of $1.0 billion principal amount of 9 1/2% Senior Notes due 2007 (the "Old Notes") through a private offering with registration rights (the "Offering").

     Interest on the Old Notes is payable in cash semi-annually on May 1 and November 1 of each year, commencing on November 1, 1997. The Old Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after May 1, 2002 at a redemption price, initially of 104.75% of the principal amount of the Old Notes and declining annually to 100% on May 1, 2005, plus accrued and unpaid interest, if any, to the date of redemption. In addition, prior to May 1, 2000, the Company may redeem the Old Notes at a price equal to 108.5% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds from one or more Public Equity Offerings (as defined); provided, however, that at least 65% of the originally issued principal amount of the Old Notes would remain outstanding after giving effect to any such redemption. Upon the occurrence of a Change of Control Triggering Event (as defined), each holder of the Old Notes will have the right to require the Company to repurchase such holder's Old Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

                COMCAST CELLULAR HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The Old Notes are general unsecured obligations of the Company ranking senior to all subordinated Indebtedness (as defined) of the Company and pari passu in right of payment with all other existing and future unsecured unsubordinated Indebtedness (as defined) and other liabilities of the Company. The Old Notes are subordinate to all liabilities, including trade payables, of the Company's subsidiaries.

     The indenture for the Old Notes imposes certain limitations on the ability of the Company and its Restricted Subsidiaries (as defined) to, among other things, incur Indebtedness (as defined), make Restricted Payments (as defined), including the payment of cash dividends on the Company's Series A Preferred Stock (see below), effect certain Asset Sales (as defined), enter into certain transactions with affiliates, merge or consolidate with any other person or transfer all or substantially all of their properties and assets.

     In October 1997, the Company completed an exchange of 100% of the Old Notes for new notes (the "Notes") (having the terms described above) which were registered under the Securities Act of 1933, as amended.

     Redemption of Zero Coupon Notes
     In May 1997, the Company contributed the net proceeds of $971.2 million from the Offering to Comcast Cellular. On May 19, 1997 (the "Redemption Date"), Comcast Cellular used such proceeds to redeem all of its Series A Senior Participating Redeemable Zero Coupon Notes Due 2000 and Series B Senior Participating Redeemable Zero Coupon Notes Due 2000 (together, the "Zero Coupon Notes"), including the Zero Coupon Notes held by Comcast Cellular Communications, Inc. ("CCCI"), a wholly owned subsidiary of Comcast Cellular, and Comcast Financial Corporation ("CFC"), a wholly owned subsidiary of Comcast. Unamortized debt acquisition costs related to the Zero Coupon Notes were not significant. As of the Redemption Date, the Zero Coupon Notes had an aggregate accreted value of $742.4 million, including the Zero Coupon Notes held by CCCI and CFC with accreted values of $114.1 million and $161.5 million, respectively. On the Redemption Date, CFC used the $161.5 million received upon redemption of the Zero Coupon Notes held by it to purchase 1,614,775 shares of the Company's newly authorized $.01 par value, Series A Preferred Stock (see below). The Company contributed the $161.5 million received from the sale of its Series A Preferred Stock to Comcast Cellular, which in turn contributed such amount and the remaining net proceeds from the Offering, totaling $228.8 million, to CCCI to repay a portion of the amounts outstanding under its $1.3 billion credit agreement with certain banks (the "Credit Agreement").

     Repayment of Term Loan and Revolving Credit Loan
     The Credit Agreement provided for a term loan in the principal amount of $300.0 million due 2004 (the "Term Loan") and a reducing revolving credit facility of up to $1.0 billion (the "Revolving Credit Loan"). In May 1997, subsequent to the Offering, CCCI canceled $575.0 million of its Revolving Credit Loan, thereby reducing the $1.0 billion commitment to $425.0 million. CCCI used the amounts contributed by Comcast Cellular and the proceeds received upon redemption of the Zero Coupon Notes held by it (aggregating $504.4 million), as well as available cash, to repay the Term Loan and $205.0 million under the Revolving Credit Loan. In connection with the repayment of the Term Loan and the reduction of the Revolving Credit Loan commitment, during the nine months ended September 30, 1997, the Company expensed unamortized debt acquisition costs of $11.3 million, resulting in an extraordinary loss, net of tax, of $7.3 million. As of September 30, 1997, the Company had outstanding $150.0 million under the Revolving Credit Loan. In October 1997, the Company made an optional debt repayment on the Revolving Credit Loan of $10.0 million with existing cash and cash equivalents. Current portion of long-term debt as of September 30, 1997 includes such amount.

     In October 1997, the Company refinanced the Revolving Credit Loan with the proceeds from borrowings under a new $400.0 million credit agreement (the "New Bank Facility") with certain banks (the "Refinancing"), which consists of a $300.0 million five and one-quarter year revolving credit facility (the "Tranche A Facility") and a $100.0 million 364-day revolving credit facility (the "Tranche B Facility"). Amounts outstanding under the Tranche B Facility at the end of the 364-day period are convertible, at the Company's option, into a four and one-quarter year term loan. Borrowings under the New Bank Facility bear interest at a rate equal to, at the option of the Company, either (a) the greater of the (i) prime rate or (ii) the federal funds rate plus 1/2% or (b) the Applicable Margin, as defined based on CCCI's leverage ratio, plus the London Interbank Offered Rate. Initial borrowings under the Tranche A Facility of $215.0 million were used principally to repay existing debt, to pay interest on the Notes, to

                COMCAST CELLULAR HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     purchase twelve 10-MHz personal communications services ("PCS") licenses from Comcast, at Comcast's cost of $17.5 million, and to repay $17.0 million of previously deferred management fees to Comcast (see Note 5). The purchase of the PCS licenses is subject to the Federal Communications Commission's approval of their transfer to the Company. In connection with the Refinancing, the Company will expense unamortized debt acquisition costs of approximately $5.2 million, resulting in an extraordinary loss, net of tax, of approximately $3.4 million in the fourth quarter of 1997.

     Borrowings under the New Bank Facility are senior to the Notes and are secured by a pledge of the capital stock of CCCI's subsidiaries. The New Bank Facility contains various covenants, including financial covenants restricting changes in control (or making such an event of default) and restricting the payment of dividends, distributions and loans or advances to the Company.

     Authorization and Issuance of Mandatorily Redeemable Preferred Stock
     In May 1997, the Company authorized 10,000,000 shares of $.01 par value preferred stock and designated 5,200,000 of such shares as Series A Preferred Stock. In May 1997, the Company issued 1,614,775 shares of its mandatorily redeemable Series A Preferred Stock to CFC. Each holder of the Series A Preferred Stock is entitled to receive cumulative cash dividends at the annual rate of $12 per share, payable semi-annually on May 1 and November 1 each year, in arrears. At the option of the Company, by declaration of the Company's Board of Directors, dividends may be paid in additional shares of Series A Preferred Stock (the "Additional Shares") instead of cash through May 1, 2007. To the extent dividends are paid in Additional Shares, such Additional Shares shall be valued at $100 per share with a liquidation value of $100 per share. The Series A Preferred Stock is redeemable, at the option of the Company, at any time prior to May 2, 2007, at a redemption price of $100 per share, plus accrued and unpaid dividends, and is mandatorily redeemable on May 2, 2007 after final maturity of the Notes, subject to certain conditions. The Series A Preferred Stock is generally non-voting.

     Cellular Retail Stores
     In August 1996, the Company acquired twelve cellular retail stores and direct sales locations located in Pennsylvania, New Jersey and Delaware, and related assets from Advanced Telecomm, Inc. for $6.5 million in cash. The Company accounted for the acquisition under the purchase method.

     Atlantic City Cellular System
     In June 1996, the Company completed its acquisition of the license to operate the non-wireline cellular telephone system for the Atlantic City, NJ Metropolitan Statistical Area (the "Atlantic City Cellular System") for $7.5 million in cash. The Company accounted for the acquisition under the purchase method and began consolidating the Atlantic City Cellular System effective June 1, 1996.

     Litigation Settlement
     The Company was involved in various civil lawsuits and administrative proceedings regarding the ownership, operation and transfer of the license for the Atlantic City Cellular System. In March 1995, the Company, Comcast, Telephone and Data Systems, Inc. ("TDS"), United States Cellular Corporation, Ellis Thompson and Ellis Thompson Corporation entered into a Settlement Agreement (the "Settlement Agreement") with respect to outstanding civil litigation. During the nine months ended September 30, 1996, the Company recorded $21.6 million of estimated litigation settlement expense in its condensed consolidated statement of operations and accumulated deficit. In June 1996, the Company paid such amount to TDS under the Settlement Agreement.

     Delaware 1 RSA
     In May 1996, the Company and Southwestern Bell Mobile Systems, through a partnership owned 50% by each of them, purchased the remaining 84% limited partnership interests of the Delaware 1 Rural Statistical Area ("RSA") Limited Partnership, the licensee of the non-wireline cellular license for the Kent and Sussex, DE RSA (the "Delaware 1 RSA") for $44.1 million in cash, of which the Company's share was $22.1 million. The surviving entity, C-SW Cellular Partnership, a Delaware general partnership, now holds the cellular license for the Delaware 1 RSA. American Cellular Network Corporation, an indirect wholly owned subsidiary of the Company, manages the daily operations of the C-SW Cellular Partnership's interest in the Delaware 1 RSA. The Company's investment

                COMCAST CELLULAR HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     of $29.4 million and $29.8 million as of September 30, 1997 and December 31, 1996, respectively, is accounted for under the equity method and is classified as investment in affiliate in the Company's condensed consolidated balance sheet.

4.   INVESTMENT IN AND DUE TO AFFILIATES

     In 1992, a subsidiary of AWACS, Inc., an indirect subsidiary of the Company, issued a note (the "AWACS Note") with an initial principal amount of $51.0 million to purchase, from a subsidiary of Comcast, a 40% limited partnership interest in Garden State Cablevision L.P. ("Garden State Cablevision"). The AWACS Note bears interest at a rate of 11% per annum. Interest is payable on a quarterly basis to the extent of available cash, with any unpaid interest added to principal. Interest expense on the AWACS Note was $3.8 million, $6.2 million, $1.3 million and $2.2 million during the nine and three months ended September 30, 1997 and 1996, respectively. From the date of issuance through September 30, 1997, $35.5 million of principal and interest has been paid on the AWACS Note with the proceeds from distributions from Garden State Cablevision. The balance of the AWACS Note, originally due on September 30, 1997, is due on demand. Accordingly, such balance has been classified as current in the Company's condensed consolidated balance sheet.

     Under the terms of the partnership agreement, 49.5% of Garden State Cablevision's net losses are allocated to the Company. Summarized financial information for Garden State Cablevision as of September 30, 1997 and for the nine and three months ended September 30, 1997 and 1996 is as follows (dollars in thousands):

                                                                   Nine Months Ended        Three Months Ended
                                                                     September 30,             September 30,
                                                                   1997         1996         1997         1996
     Results of Operations
     Service income.......................................        $81,754      $74,863    $27,208       $25,394
     Operating, selling, general and administrative
       expenses...........................................        (34,240)     (32,548)   (11,218)      (10,866)
     Depreciation and amortization........................        (33,854)     (36,367)   (10,962)      (12,198)
     Operating income.....................................         13,660        5,948      5,028         2,330
     Net loss.............................................         (8,293)     (10,882)    (2,288)       (3,150)
     Company's equity in net loss.........................         (4,105)      (5,386)    (1,133)       (1,559)

                                                                   September 30,
                                                                       1997
     Financial Position
     Current assets...........................................     $    8,026
     Noncurrent assets........................................        148,450
     Current liabilities......................................         20,763
     Noncurrent liabilities...................................        326,274

5.   RELATED PARTY TRANSACTIONS

     Comcast and CCCI were parties to a management agreement (the "Old Management Agreement") pursuant to which Comcast managed the business and operations of CCCI. In May 1997, subsequent to the redemption of the Zero Coupon Notes, the Old Management Agreement was terminated and replaced with a new management agreement (the "New Management Agreement") which provides for an annual management fee of 1.5% of revenues. The New Management Agreement eliminated the prior management fee which was limited to $5.0 million, subject to annual increases based on the consumer price index. The New Management Agreement has a ten year term. Management fees of $4.7 million, $4.2 million, $1.7 million and $1.4 million were charged to selling, general and administrative expenses during the nine and three months ended September 30, 1997 and 1996, respectively (on a pro forma basis, giving effect to the New Management Agreement, management fees for the nine and three months ended September 30, 1997 and 1996 would have been $5.0 million, $4.8 million, $1.7 million and $1.7 million, respectively). As of

                COMCAST CELLULAR HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

     September 30, 1997 and December 31, 1996, deferred management fees payable, which are included in long-term investment in and due to affiliates in the Company's condensed consolidated balance sheet, totaled $17.0 million and $14.7 million, respectively. In November 1997, the Company repaid $17.0 million of previously deferred management fees to Comcast with a portion of the proceeds from the initial borrowings under the New Bank Facility (see
     Note 3).

6.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest of $24.7 million, $34.9 million, $2.5 million and $14.6 million during the nine and three months ended September 30, 1997 and 1996, respectively.

     The Company made cash payments for income taxes of $0.4 million, $0.7 million, $0.2 million and $0.1 million during the nine and three months ended September 30, 1997 and 1996, respectively.

7.   CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

                COMCAST CELLULAR HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Comcast Cellular Holdings, Inc. ("the Company"), a Delaware corporation incorporated on March 27, 1997, is a direct wholly owned subsidiary of Comcast Corporation ("Comcast") and is a holding company that conducts all of its operations through its wholly owned subsidiaries, Comcast Cellular Corporation ("Comcast Cellular"), Comcast Cellular Communications, Inc. ("CCCI") and CCCI's subsidiaries. On May 7, 1997, Comcast contributed all 100 of Comcast Cellular's issued and outstanding shares of common stock held by it to the Company. This contribution has been accounted for in a manner similar to a pooling of interests. Accordingly, the accompanying condensed consolidated financial statements of the Company include the accounts of Comcast Cellular for all periods presented. The Company is principally engaged in the development, management and operation of cellular telephone communications systems located in Pennsylvania, New Jersey and Delaware.

The Company's business is capital intensive and continually requires cash for development, expansion and debt service. The Company has historically met its cash needs for operations through its cash flows from operating activities. Cash requirements for acquisitions and capital expenditures have been provided through the Company's financing activities, as well as its existing cash and cash equivalents.

General Developments of Business

Cellular Retail Stores
In August 1996, the Company acquired twelve cellular retail stores and direct sales locations located in Pennsylvania, New Jersey and Delaware, and related assets from Advanced Telecomm, Inc. for $6.5 million in cash. The Company accounted for the acquisition under the purchase method.

Atlantic City Cellular System
In June 1996, the Company completed its acquisition of the license to operate the non-wireline cellular telephone system for the Atlantic City, NJ Metropolitan Statistical Area (the "Atlantic City Cellular System") for $7.5 million in cash. The Company accounted for the acquisition under the purchase method and began consolidating the Atlantic City Cellular System effective June 1, 1996.

Delaware 1 RSA
In May 1996, the Company and Southwestern Bell Mobile Systems, through a partnership owned 50% by each of them, purchased the remaining 84% limited partnership interests of the Delaware 1 Rural Statistical Area ("RSA") Limited Partnership, the licensee of the non-wireline cellular license for the Kent and Sussex, DE RSA (the "Delaware 1 RSA") for $44.1 million in cash, of which the Company's share was $22.1 million. The surviving entity, C-SW Cellular Partnership, a Delaware general partnership, now holds the cellular license for the Delaware 1 RSA. American Cellular Network Corporation, an indirect wholly owned subsidiary of the Company, manages the daily operations of the C-SW Cellular Partnership's interest in the Delaware 1 RSA. The Company's investment of $29.4 million and $29.8 million as of September 30, 1997 and December 31, 1996, respectively, is accounted for under the equity method and is classified as investment in affiliate in the Company's condensed consolidated balance sheet.

LCH Preferred Stock Redemption
In June 1994, LCH Communications, Inc. redeemed the Class A Redeemable Preferred Stock (the "LCH Preferred Stock") held by CCCI through the transfer to CCCI of 100% of the capital stock of LIN Cellular Communications Corporation. As a result of such redemption, the Company owns 100% of the common stock of AWACS, Inc. ("AWACS"), a wholly owned subsidiary of CCCI. Since the Company has historically accounted for the purchase of AWACS as if it had acquired a 100% direct interest, the redemption of the LCH Preferred Stock had no effect on the Company's accounting for AWACS.

In addition to the interest in AWACS, the redemption of the LCH Preferred Stock entitled the Company to an interest in certain publishing and broadcasting operations. CCCI issued to Metromedia Company participating preferred stock

                COMCAST CELLULAR HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997


which had economic attributes based on the performance and ultimate value of the publishing and broadcasting operations. In June 1997, CCCI redeemed the participating preferred stock in exchange for such assets. As these operations are excluded from the Company's consolidated financial statements, the redemption of the participating preferred stock had no financial statement effect.

Liquidity and Capital Resources

Cash and Cash Equivalents
The Company's cash equivalents are recorded at cost which approximates their fair value. As of September 30, 1997, cash and cash equivalents were $12.5 million.

Financing
In May 1997, the Company completed the sale of $1.0 billion principal amount of 9 1/2% Senior Notes due 2007 (the "Old Notes") through a private offering with registration rights (the "Offering").

Interest on the Old Notes is payable in cash semi-annually on May 1 and November 1 of each year, commencing on November 1, 1997. The Old Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after May 1, 2002 at a redemption price, initially of 104.75% of the principal amount of the Old Notes and declining annually to 100% on May 1, 2005, plus accrued and unpaid interest, if any, to the date of redemption. In addition, prior to May 1, 2000, the Company may redeem the Old Notes at a price equal to 108.5% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds from one or more Public Equity Offerings (as defined); provided, however, that at least 65% of the originally issued principal amount of the Old Notes would remain outstanding after giving effect to any such redemption. Upon the occurrence of a Change of Control Triggering Event (as defined), each holder of the Old Notes will have the right to require the Company to repurchase such holder's Old Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

The Old Notes are general unsecured obligations of the Company ranking senior to all subordinated Indebtedness (as defined) of the Company and pari passu in right of payment with all other existing and future unsecured unsubordinated Indebtedness (as defined) and other liabilities of the Company. The Old Notes are subordinate to all liabilities, including trade payables, of the Company's subsidiaries.

The indenture for the Old Notes imposes certain limitations on the ability of the Company and its Restricted Subsidiaries (as defined) to, among other things, incur Indebtedness (as defined), make Restricted Payments (as defined), including the payment of cash dividends on the Company's Series A Preferred Stock (see below), effect certain Asset Sales (as defined), enter into certain transactions with affiliates, merge or consolidate with any other person or transfer all or substantially all of their properties and assets.

In October 1997, the Company completed an exchange of 100% of the Old Notes for new notes (the "Notes") (having the terms described above) which were registered under the Securities Act of 1933, as amended.

In May 1997, the Company contributed the net proceeds of $971.2 million from the Offering to Comcast Cellular. On May 19, 1997 (the "Redemption Date"), Comcast Cellular used such proceeds to redeem all of its Series A Senior Participating Redeemable Zero Coupon Notes Due 2000 and Series B Senior Participating Redeemable Zero Coupon Notes Due 2000 (together, the "Zero Coupon Notes"), including the Zero Coupon Notes held by CCCI and Comcast Financial Corporation ("CFC"), a wholly owned subsidiary of Comcast. Unamortized debt acquisition costs related to the Zero Coupon Notes were not significant. As of the Redemption Date, the Zero Coupon Notes had an aggregate accreted value of $742.4 million, including the Zero Coupon Notes held by CCCI and CFC with accreted values of $114.1 million and $161.5 million, respectively. On the Redemption Date, CFC used the $161.5 million received upon redemption of the Zero Coupon Notes held by it to purchase 1,614,775 shares of the Company's newly authorized $.01 par value, Series A Preferred Stock (see below). The Company contributed the $161.5 million received from the sale of its Series A Preferred Stock to Comcast Cellular, which in turn contributed such amount and the remaining net proceeds from the Offering, totaling $228.8 million, to CCCI to repay a portion of the amounts outstanding under its $1.3 billion credit agreement with certain banks (the "Credit Agreement").

                COMCAST CELLULAR HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

The Credit Agreement provided for a term loan in the principal amount of $300.0 million due 2004 (the "Term Loan") and a reducing revolving credit facility of up to $1.0 billion (the "Revolving Credit Loan"). Interest is payable quarterly at rates based on a base, London Interbank Offered Rate or Certificate of Deposit rate, plus a percentage which varies as the ratio of total indebtedness to annual operating cash flow (as defined) varies. In May 1997, subsequent to the Offering, CCCI canceled $575.0 million of its Revolving Credit Loan, thereby reducing the $1.0 billion commitment to $425.0 million. CCCI used the amounts contributed by Comcast Cellular and the proceeds received upon redemption of the Zero Coupon Notes held by it (aggregating $504.4 million), as well as available cash, to repay the Term Loan and $205.0 million under the Revolving Credit Loan. In connection with the repayment of the Term Loan and the reduction of the Revolving Credit Loan commitment, during the nine months ended September 30, 1997, the Company expensed unamortized debt acquisition costs of $11.3 million, resulting in an extraordinary loss, net of tax, of $7.3 million. As of September 30, 1997, the Company had outstanding $150.0 million under its Revolving Credit Loan. In October 1997, the Company made an optional debt repayment on the Revolving Credit Loan of $10.0 million with existing cash and cash equivalents. Current portion of long-term debt as of September 30, 1997 includes such amount.

At the option of the Company, by declaration of the Company's Board of Directors, dividends on the Series A Preferred Stock may be paid in additional shares of Series A Preferred Stock (the "Additional Shares") instead of cash through May 1, 2007. To the extent dividends are paid in Additional Shares, such Additional Shares shall be valued at $100 per share with a liquidation value of $100 per share. The Series A Preferred Stock is redeemable, at the option of the Company at any time prior to May 2, 2007, at a redemption price of $100 per share, plus accrued and unpaid dividends, and is mandatorily redeemable on May 2, 2007, after final maturity of the Notes, subject to certain conditions. The Series A Preferred Stock is generally non-voting.

In October 1997, the Company refinanced the Revolving Credit Loan with the proceeds from borrowings under a new $400.0 million credit agreement (the "New Bank Facility") with certain banks (the "Refinancing") which consists of a $300.0 million five and one-quarter year revolving credit facility (the "Tranche A Facility") and a $100.0 million 364-day revolving credit facility (the "Tranche B Facility"). Amounts outstanding under the Tranche B Facility at the end of the 364-day period are convertible, at the Company's option, into a four and one-quarter year term loan. Borrowings under the New Bank Facility bear interest at a rate equal to, at the option of the Company, either (a) the greater of the (i) prime rate or (ii) the federal funds rate plus 1/2% or (b) the Applicable Margin, as defined based on CCCI's leverage ratio, plus the London Interbank Offered Rate. Initial borrowings under the Tranche A Facility of $215.0 million were used principally to repay existing debt, to pay interest on the Notes, to purchase twelve 10-MHz personal communications services ("PCS") licenses from Comcast, at Comcast's cost of $17.5 million, and to repay $17.0 million of previously deferred management fees to Comcast. The purchase of the PCS licenses is subject to the Federal Communications Commission's approval of their transfer to the Company. In connection with the Refinancing, the Company will expense unamortized debt acquisition costs of approximately $5.2 million, resulting in an extraordinary loss, net of tax, of approximately $3.4 million in the fourth quarter of 1997.

Borrowings under the New Bank Facility are senior to the Notes and are secured by a pledge of the capital stock of CCCI's subsidiaries. The New Bank Facility contains various covenants, including financial covenants restricting changes in control (or making such an event of default) and restricting the payment of dividends, distributions or loans or advances to the Company.

During the fourth quarter of 1997, it is expected that the Company will be merged with and into Comcast Cellular with Comcast Cellular being the surviving entity. Upon consummation of the merger, the Notes will become direct obligations of Comcast Cellular.

As of September 30, 1997 and December 31, 1996, the Company's weighted average interest was 9.11% and 8.74%, respectively. The Company continually evaluates its debt structure with the intention of reducing its debt service requirements when desirable.

The Company is a holding company and conducts all of its operations through subsidiaries of CCCI. Consequently, the ability of the Company to pay its obligations, including its obligation to pay interest on and principal of the Notes, whether at the maturity thereof or upon an earlier redemption at the option of the Company or the holders of the Notes, will be dependent on the ability of the Company to receive dividends and other payments or advances from its

                COMCAST CELLULAR HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

subsidiaries or to obtain additional capital or other payments or advances, in cash or otherwise from Comcast (which has no obligation to provide such capital, payments or advances) or from another source. CCCI and its subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the Notes or to make funds available therefor. The ability of CCCI to pay dividends or for CCCI or its subsidiaries to make other payments or advances to the Company will depend upon the operating results of CCCI and its subsidiaries and any restrictions on paying such dividends or making such payments or advances as may be applicable to CCCI or any of its subsidiaries, such as those contained in the New Bank Facility. There can be no assurance that the Company will be able to improve its results of operations or that funds will be available to the Company from Comcast, CCCI or other sources on satisfactory terms or at all.

The Company believes that it will be able to meet its current and long-term liquidity and capital requirements, including fixed charges, through its cash flows from operating activities, existing cash and cash equivalents, borrowings under the New Bank Facility and other external financing.

Statement of Cash Flows

Cash and cash equivalents increased $7.5 million as of September 30, 1997 from December 31, 1996 and increased $28.3 million as of September 30, 1996 from December 31, 1995. Increases in cash and cash equivalents resulted from cash flows from operating, financing and investing activities which are explained below.

Net cash provided by operating activities was $100.7 million and $77.3 million for the nine months ended September 30, 1997 and 1996, respectively. The increase of $23.4 million from 1996 to 1997 is due primarily to the increase in the Company's operating income before depreciation and amortization expense (see "Results of Operations") and the effects of changes in working capital as a result of the timing of receipts and disbursements.

Net cash (used in) provided by financing activities was ($4.5) million and $58.8 million for the nine months ended September 30, 1997 and 1996, respectively. During the nine months ended September 30, 1997, the Company incurred $998.4 million of indebtedness in connection with the Offering and borrowed $20.0 million under the Revolving Credit Loan, and repaid $1.155 billion of long-term borrowings, including $628.3 million of Zero Coupon Notes, the $300.0 million Term Loan and $225.0 million under the Revolving Credit Loan. In addition, during the nine months ended September 30, 1997, the Company received $161.5 million from the issuance of its Series A Preferred Stock. Deferred financing costs incurred during the nine months ended September 30, 1997 were related to the issuance of the Old Notes. During the nine months ended September 30, 1996, the Company borrowed $140.0 million under the Revolving Credit Loan and paid $85.4 million for equipment purchased during 1995 subject to a deferred payment plan.

Net cash used in investing activities was $88.7 million and $107.8 million for the nine months ended September 30, 1997 and 1996, respectively. The decrease of $19.1 million from 1996 to 1997 is due to the effects of the Delaware RSA 1 and Atlantic City Cellular System acquisitions in 1996, offset by an increase in capital expenditures of $18.2 million from 1996 to 1997.

Results of Operations

Summarized consolidated financial information for the Company for the nine and three months ended September 30, 1997 and 1996 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                COMCAST CELLULAR HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

                                                        Nine Months Ended
                                                          September 30,                   Increase / (Decrease)
                                                       1997             1996                $               %
Service income, net..............................     $335.4           $317.1             $18.3            5.8%
Operating, selling, general and administrative
     expenses....................................      199.1            203.7              (4.6)          (2.3)
                                                       -----            -----
Operating income before depreciation and
     amortization (1)............................      136.3            113.4              22.9           20.2
Depreciation and amortization....................       94.4             84.8               9.6           11.3
                                                       -----            -----
Operating income.................................       41.9             28.6              13.3           46.5
                                                       -----            -----
Interest expense.................................       89.1             86.1               3.0            3.5
Investment income................................       (1.9)            (2.1)             (0.2)          (9.5)
Equity in net losses of affiliates...............        4.5              5.1              (0.6)         (11.8)
Litigation settlement............................                        21.6             (21.6)             NM
Other............................................        1.2              2.4              (1.2)         (50.0)
Income tax benefit...............................      (17.8)           (32.3)            (14.5)         (44.9)
Extraordinary item...............................       (7.3)                               7.3              NM
                                                       -----            -----
     Net loss....................................     ($40.5)          ($52.2)           ($11.7)         (22.4)%
                                                       =====            =====

                                                         Three Months Ended
                                                            September 30,                 Increase / (Decrease)
                                                       1997              1996               $                 %

Service income, net..............................     $115.1           $110.0              $5.1            4.6%
Operating, selling, general and administrative
     expenses....................................       65.4             63.1               2.3            3.6
                                                       -----            -----
Operating income before depreciation and
     amortization (1)............................       49.7             46.9               2.8            6.0
Depreciation and amortization....................       32.9             28.0               4.9           17.5
                                                       -----            -----
Operating income.................................       16.8             18.9              (2.1)         (11.1)
                                                       -----            -----
Interest expense.................................       27.9             30.5              (2.6)          (8.5)
Investment income................................       (0.3)            (0.5)             (0.2)         (40.0)
Equity in net losses of affiliates...............        1.0              1.6              (0.6)         (37.5)
Other............................................        0.8              0.2               0.6              NM
Income tax benefit...............................       (4.1)            (5.0)             (0.9)         (18.0)
                                                       -----            -----
     Net loss....................................      ($8.5)           ($7.9)             $0.6            7.6%
                                                       =====            =====

----------
(1) Operating income before depreciation and amortization is commonly referred to in the cellular industry as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the cellular industry and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for evaluating cellular businesses. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance. See "--Statement of Cash Flows" above for a discussion of net cash provided by operating activities.

                COMCAST CELLULAR HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

Service Income, net
Of the respective $18.3 million and $5.1 million increases in service income for the nine and three month periods from 1996 to 1997, $16.9 million and $2.3 million are attributable to the Company's subscriber growth and $11.9 million and $4.6 million are attributable to roamer growth. Offsetting these increases are decreases of $10.5 million and $1.8 million resulting primarily from a reduction in the average rate per minute of use as a result of promotional and/or free minutes.

Operating, Selling, General and Administrative Expenses
The $4.6 million decrease in operating, selling, general and administrative expenses for the nine month period from 1996 to 1997 is primarily attributable to expense reductions achieved through implementation of fraud management programs, improved bad debt experience as a result of stronger credit procedures and a reduction in commission costs resulting from fewer gross sales in 1997 as compared to the same period in 1996. The $2.3 million increase in operating, selling, general and administrative expenses for the three month period from 1996 to 1997 is primarily attributable to an increase in the number of cellular retail stores in 1997 as compared to the same period in 1996, partially offset by expense reductions achieved through implementation of fraud management programs and improved bad debt experience as a result of stronger credit procedures.

Comcast and CCCI were parties to a management agreement (the "Old Management Agreement") pursuant to which Comcast managed the business and operations of CCCI. In May 1997, subsequent to the redemption of the Zero Coupon Notes, the Old Management Agreement was terminated and replaced with a new management agreement (the "New Management Agreement") which provides for an annual management fee of 1.5% of revenues. The New Management Agreement eliminated the prior management fee which was limited to $5.0 million, subject to annual increases based on the consumer price index. The New Management Agreement has a ten year term. Management fees of $4.7 million, $4.2 million, $1.7 million and $1.4 million were charged to selling, general and administrative expenses during the nine and three months ended September 30, 1997 and 1996, respectively (on a pro forma basis, giving effect to the New Management Agreement, management fees for the nine and three months ended September 30, 1997 and 1996 would have been $5.0 million, $4.8 million, $1.7 million and $1.7 million, respectively). As of September 30, 1997 and December 31, 1996, deferred management fees payable, which are included in long-term investment in and due to affiliates in the Company's condensed consolidated balance sheet, totaled $17.0 million and $14.7 million, respectively. In November 1997, the Company repaid $17.0 million of previously deferred management fees to Comcast with a portion of the proceeds from the initial borrowings under the New Bank Facility (see "Financing").

Depreciation and Amortization Expense
The $9.6 million and $4.9 million increases in depreciation and amortization expense for the nine and three month periods from 1996 to 1997 are primarily due to the effects of capital expenditures.

Interest Expense
The $3.0 million increase in interest expense for the nine month period from 1996 to 1997 is primarily due to the issuance of the Old Notes in May 1997, offset by the effects of lower levels of debt outstanding under the Credit Agreement as a result of the repayment of the Term Loan and a portion of the amounts outstanding under the Revolving Credit Loan in May 1997. The $2.6 million decrease in interest expense for the three month period from 1996 to 1997 is primarily due to a reduction in the Company's weighted average interest rate, offset by higher levels of debt outstanding after the Offering.

In 1992, a subsidiary of AWACS, an indirect subsidiary of the Company, issued a note (the "AWACS Note") with an initial principal amount of $51.0 million to purchase, from a subsidiary of Comcast, a 40% limited partnership interest in Garden State Cablevision L.P. ("Garden State Cablevision"). The AWACS Note bears interest at a rate of 11% per annum. Interest is payable on a quarterly basis to the extent of available cash, with any unpaid interest added to principal. Interest expense on the AWACS Note was $3.8 million, $6.2 million, $1.3 million and $2.2 million during the nine and three months ended September 30, 1997 and 1996, respectively. From the date of issuance through September 30, 1997, $35.5 million of principal and interest has been paid on the AWACS Note with the proceeds from distributions from Garden State Cablevision. The balance of the AWACS Note, originally due on September 30, 1997, is due on demand. Accordingly, such balance has been classified as current in the Company's condensed consolidated balance sheet.

                COMCAST CELLULAR HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

Equity in Net Losses of Affiliates
Under the terms of the partnership agreement, 49.5% of Garden State Cablevision's net losses are allocated to the Company. During the nine and three months ended September 30, 1997 and 1996, the Company recognized equity in net losses of Garden State Cablevision of $4.1 million, $5.4 million, $1.1 million and $1.6 million, respectively. While no assurances can be given, the Company expects to transfer its interest in Garden State Cablevision to Comcast during the first quarter of 1998.

Litigation Settlement
The Company was involved in various civil lawsuits and administrative proceedings regarding the ownership, operation and transfer of the license for the Atlantic City Cellular System. In March 1995, the Company, Comcast, Telephone and Data Systems, Inc. ("TDS"), United States Cellular Corporation, Ellis Thompson and Ellis Thompson Corporation entered into a Settlement Agreement (the "Settlement Agreement") with respect to outstanding civil litigation. During the nine months ended September 30, 1996, the Company recorded $21.6 million of litigation settlement expense in its condensed consolidated statement of operations and accumulated deficit. In June 1996, the Company paid such amount to TDS under the Settlement Agreement.

Earnings to Fixed Charges
For the nine and three months ended September 30, 1997 and 1996, the Company's distribution from Garden State Cablevision and income before extraordinary item, income tax benefit, equity in net losses of affiliates and fixed charges (interest expense) was $42.6 million, $8.7 million, $16.3 million and $21.1 million, respectively. Such amounts were not adequate to cover the Company's fixed charges of $89.1 million, $86.1 million, $27.9 million and $30.4 million for these periods, respectively. Fixed charges include non-cash interest expense of $29.3 million, $51.4 million, $1.3 million and $17.6 million for the nine and three months ended September 30, 1997 and 1996, respectively. The inadequacy of the Company's distribution from Garden State Cablevision and income to cover fixed charges is primarily due to substantial non-cash charges for depreciation and amortization expense of $94.4 million, $84.8 million, $32.9 million and $28.0 million during the nine and three months ended September 30, 1997 and 1996, respectively, and litigation settlement expense during the nine months ended September 30, 1996.

The Company anticipates that, for the foreseeable future, depreciation, amortization and interest expense will continue to be significant and will have a significant adverse effect on the Company's ability to realize net earnings. The Company believes that its losses will not significantly affect the performance of its normal business activities because of its existing cash and cash equivalents, its ability to generate operating income before depreciation and amortization and its ability to obtain external financing.

The Company believes that its operations are not materially affected by inflation.

                COMCAST CELLULAR HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997


PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

     The Company is not party to litigation which, in the opinion of the Company's management, will have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:

         27.1     Financial Data Schedule.

     (b) Reports on Form 8-K - none.

                COMCAST CELLULAR HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     COMCAST CELLULAR HOLDINGS, INC.
                                     -------------------------------------------






                                     /S/ LAWRENCE S. SMITH
                                     -------------------------------------------
                                     Lawrence S. Smith
                                     Executive Vice President
                                     (Principal Accounting Officer)



Date: November 14, 1997