Form 10-Q/A
period 1997-09-30
COMCAST CELLULAR CORP
filed 1998-03-25
CIK 1041854

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
(Mark One)

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

                          COMCAST CELLULAR CORPORATION
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

                             AMENDMENT TO FORM 10-Q

     This Form 10-Q/A amends the registrant's previously filed Form 10-Q for the quarter ended September 30, 1997. On December 23, 1997, Comcast Cellular Holdings, Inc. was merged with and into its wholly owned subsidiary, Comcast Cellular Corporation ("Comcast Cellular") with Comcast Cellular being the surviving entity. Accordingly, effective December 23, 1997, the registrant is Comcast Cellular Corporation. This amendment reflects the change in the registrant's name as well as the matters discussed in Note 2 to the unaudited condensed consolidated financial statements.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q/A
                        QUARTER ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS




                                                                         Page
                                                                        Number

PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Condensed Consolidated Balance
                  Sheet as of September 30, 1997 and December 31,
                  1996 (Unaudited)..........................................3

                  Condensed Consolidated Statement of
                  Operations and Accumulated Deficit for
                  the Nine and Three Months Ended September 30,
                  1997 and 1996 (Unaudited).................................4

                  Condensed Consolidated Statement of Cash
                  Flows for the Nine Months Ended September 30,
                  1997 and 1996 (Unaudited).................................5

                  Notes to Condensed Consolidated
                  Financial Statements (Unaudited).....................6 - 10

          Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations..........................................11 - 17

PART II.          OTHER INFORMATION

          Item 1. Legal Proceedings........................................18

          Item 6. Exhibits and Reports on Form 8-K.........................18

          SIGNATURE........................................................19

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

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q/A
                        QUARTER ENDED SEPTEMBER 30, 1997

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                   (Dollars in thousands, except share data)
                                                                                       September 30,       December 31,
                                                                                           1997                1996
                                                                                        (Restated)
                                                                                       (See Note 2)
ASSETS
CURRENT ASSETS
   Cash and cash equivalents....................................................          $12,481            $4,980
   Accounts receivable, less allowance for doubtful
     accounts of $5,830 and $3,148..............................................           64,174            66,425
   Inventories..................................................................           22,174            10,458
   Other current assets.........................................................            4,005             3,470
                                                                                       ----------        ----------
       Total current assets.....................................................          102,834            85,333
                                                                                       ----------        ----------

INVESTMENT IN AFFILIATE.........................................................           29,404            29,823
                                                                                       ----------        ----------
PROPERTY AND EQUIPMENT..........................................................          554,251           467,558
   Accumulated depreciation.....................................................         (163,665)         (114,144)
                                                                                       ----------        ----------
   Property and equipment, net..................................................          390,586           353,414
                                                                                       ----------        ----------
DEFERRED CHARGES AND OTHER......................................................        1,261,557         1,245,283
   Accumulated amortization.....................................................         (313,988)         (285,671)
                                                                                       ----------        ----------
   Deferred charges and other, net..............................................          947,569           959,612
                                                                                       ----------        ----------
                                                                                       $1,470,393        $1,428,182
                                                                                       ==========        ==========

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
CURRENT LIABILITIES
   Accounts payable and accrued expenses........................................          $81,660           $83,831
   Accrued commissions..........................................................            5,745             7,836
   Accrued interest.............................................................           38,239             3,166
   Deferred revenue and customer deposits.......................................           11,299             9,291
   Current portion of long-term debt............................................           10,423             1,902
   Due to affiliates............................................................           51,253            45,926
                                                                                       ----------        ----------

       Total current liabilities................................................          198,619           151,952
                                                                                       ----------        ----------

LONG-TERM DEBT, less current portion............................................        1,139,596         1,259,325
                                                                                       ----------        ----------

INVESTMENT IN AND DUE TO AFFILIATES.............................................          112,700           108,804
                                                                                       ----------        ----------

DEFERRED INCOME TAXES...........................................................          238,781           256,737
                                                                                       ----------        ----------

MINORITY INTEREST AND OTHER.....................................................            6,605             7,219
                                                                                       ----------        ----------
COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE PREFERRED STOCK HELD BY AFFILIATE........................          168,583
                                                                                       ----------        ----------
STOCKHOLDER'S DEFICIENCY
   Common stock, $.01 par value - authorized, 1,000 shares; issued, 100 shares..
   Additional capital...........................................................          493,320           500,425
   Accumulated deficit..........................................................         (887,811)         (856,280)
                                                                                       ----------        ----------
       Total stockholder's deficiency...........................................         (394,491)         (355,855)
                                                                                       ----------        ----------
                                                                                       $1,470,393        $1,428,182
                                                                                       ==========        ==========

See notes to condensed consolidated financial statements.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q/A
                        QUARTER ENDED SEPTEMBER 30, 1997
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                                  (Dollars in thousands)
                                                                        Nine Months Ended        Three Months Ended
                                                                          September 30,             September 30,
                                                                       1997         1996         1997         1996
                                                                    (Restated)                (Restated)
                                                                   (See Note 2)              (See Note 2)
SERVICE INCOME, net...........................................       $335,380     $317,115      $115,107     $110,019
                                                                    ---------    ---------     ---------    ---------

COSTS AND EXPENSES
   Operating..................................................         28,242       26,415         9,311        9,120
   Selling, general and administrative........................        170,849      177,274        56,102       53,990
   Depreciation and amortization..............................         80,662       84,777        27,080       28,008
                                                                    ---------    ---------     ---------    ---------
                                                                      279,753      288,466        92,493       91,118
                                                                    ---------    ---------     ---------    ---------

OPERATING INCOME..............................................         55,627       28,649        22,614       18,901

OTHER (INCOME) EXPENSE
   Interest expense...........................................         89,061       86,131        27,896       30,453
   Investment income..........................................         (1,898)      (2,060)         (328)        (489)
   Equity in net losses of affiliates.........................          4,524        5,102         1,004        1,559
   Litigation settlement......................................                      21,647
   Other......................................................          1,173        2,340           733          242
                                                                    ---------    ---------     ---------    ---------
                                                                       92,860      113,160        29,305       31,765
                                                                    ---------    ---------     ---------    ---------
LOSS BEFORE INCOME TAX BENEFIT AND
   EXTRAORDINARY ITEM.........................................        (37,233)     (84,511)       (6,691)     (12,864)

INCOME TAX BENEFIT............................................        (13,015)     (32,286)       (2,067)      (4,961)
                                                                    ---------    ---------     ---------    ---------

LOSS BEFORE EXTRAORDINARY ITEM................................        (24,218)     (52,225)       (4,624)      (7,903)

EXTRAORDINARY ITEM............................................         (7,313)
                                                                    ---------    ---------     ---------    ---------

NET LOSS......................................................        (31,531)     (52,225)       (4,624)      (7,903)

PREFERRED DIVIDENDS...........................................         (7,105)                    (4,844)
                                                                    ---------    ---------     ---------    ---------

NET LOSS FOR COMMON STOCKHOLDER...............................       ($38,636)    ($52,225)      ($9,468)     ($7,903)
                                                                    =========    =========     =========    =========

ACCUMULATED DEFICIT
   Beginning of period .......................................      ($856,280)   ($786,696)    ($883,187)   ($831,018)
   Net loss...................................................        (31,531)     (52,225)       (4,624)      (7,903)
                                                                    ---------    ---------     ---------    ---------
   End of period..............................................      ($887,811)   ($838,921)    ($887,811)   ($838,921)
                                                                    =========    =========     =========    =========

See notes to condensed consolidated financial statements.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q/A
                        QUARTER ENDED SEPTEMBER 30, 1997
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                             (Dollars in thousands)
                                                                                        Nine Months Ended September 30,
                                                                                           1997               1996
                                                                                        (Restated)
                                                                                       (See Note 2)
OPERATING ACTIVITIES
   Net loss.....................................................................         ($31,531)         ($52,225)
   Adjustments to reconcile net loss to net cash provided
    by operating activities:
     Depreciation and amortization..............................................           80,662            84,777
     Non-cash interest expense..................................................           29,337            51,353
     Equity in net losses of affiliates.........................................            4,524             5,102
     Minority interest..........................................................            1,149               530
     Deferred management fees...................................................            2,211             4,159
     Deferred income taxes and other............................................          (15,781)          (31,113)
     Extraordinary item.........................................................            7,313
                                                                                        ---------         ---------
                                                                                           77,884            62,583

     (Increase) decrease in net accounts receivable,
          inventories and other current assets..................................          (10,000)           27,195
     Increase in accrued interest...............................................           35,073             1,861
     Decrease in accounts payable and accrued expenses, accrued commissions
       and deferred revenue and customer deposits...............................           (2,254)          (14,377)
                                                                                        ---------         ---------
           Net cash provided by operating activities............................          100,703            77,262
                                                                                        ---------         ---------
FINANCING ACTIVITIES
   Proceeds from borrowings.....................................................        1,018,370           140,000
   Repayments of long-term debt.................................................       (1,155,076)           (1,500)
   Repayments under deferred payment plan.......................................                            (85,413)
   Deferred financing costs.....................................................          (28,353)
   Proceeds from issuance of mandatorily redeemable preferred stock to affiliate          161,478
   Net transactions with affiliates.............................................             (932)            5,747
                                                                                        ---------         ---------
           Net cash (used in) provided by financing activities..................           (4,513)           58,834
                                                                                        ---------         ---------

INVESTING ACTIVITIES
   Capital expenditures.........................................................          (87,213)          (69,026)
   Acquisitions, net of cash acquired...........................................                            (13,958)
   Other........................................................................           (1,476)          (24,801)
                                                                                        ---------         ---------
           Net cash used in investing activities................................          (88,689)         (107,785)
                                                                                        ---------         ---------
INCREASE IN CASH AND CASH EQUIVALENTS...........................................            7,501            28,311

CASH AND CASH EQUIVALENTS, beginning of period..................................            4,980            19,640
                                                                                        ---------         ---------
CASH AND CASH EQUIVALENTS, end of period........................................          $12,481           $47,951
                                                                                        =========         =========

See notes to condensed consolidated financial statements.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q/A
                        QUARTER ENDED SEPTEMBER 30, 1997
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

2.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In the fourth quarter of 1997, the Company recorded an adjustment to amortization expense to reverse amounts previously recorded during 1997 related to intangible assets which had become fully amortized. The effect of this adjustment on the accompanying condensed consolidated financial statements is summarized as follows (in thousands):

                                          Accumulated            Net Loss             Net Loss
                                         Deficit as of      Three Months Ended    Nine Months Ended
                                      September 30, 1997    September 30, 1997   September 30, 1997
                                      ------------------    ------------------   ------------------
     As previously reported               ($896,760)              ($8,459)             ($40,480)

     Adjustment                               8,949                 3,835                 8,949  (a)
                                          ---------               -------              --------

     As Restated                          ($887,811)              ($4,624)             ($31,531)
                                          =========               =======              ========

     (a) Includes $1,279 and $3,835 for the three months ended March 31, 1997 and June 30, 1997, respectively.

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

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q/A
                        QUARTER ENDED SEPTEMBER 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q/A
                        QUARTER ENDED SEPTEMBER 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q/A
                        QUARTER ENDED SEPTEMBER 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q/A
                        QUARTER ENDED SEPTEMBER 30, 1997
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

                                                                     Nine Months EndedThree Months Ended
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

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q/A
                        QUARTER ENDED SEPTEMBER 30, 1997


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

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q/A
                        QUARTER ENDED SEPTEMBER 30, 1997

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

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q/A
                        QUARTER ENDED SEPTEMBER 30, 1997

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

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q/A
                        QUARTER ENDED SEPTEMBER 30, 1997

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

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q/A
                        QUARTER ENDED SEPTEMBER 30, 1997

                                                       Nine Months Ended
                                                          September 30,                   Increase / (Decrease)
                                                     1997              1996               $                 %
Service income, net..............................     $335.4           $317.1             $18.3            5.8%
Operating, selling, general and administrative
     expenses....................................      199.1            203.7              (4.6)          (2.3)
                                                      ------           ------
Operating income before depreciation and
     amortization (1)............................      136.3            113.4              22.9           20.2
Depreciation and amortization....................       80.7             84.8              (4.1)          (4.8)
                                                      ------           ------

Operating income.................................       55.6             28.6              27.0           94.4
                                                      ------           ------

Interest expense.................................       89.1             86.1               3.0            3.5
Investment income................................       (1.9)            (2.1)             (0.2)          (9.5)
Equity in net losses of affiliates...............        4.5              5.1              (0.6)         (11.8)
Litigation settlement............................                        21.6             (21.6)            NM
Other............................................        1.1              2.4              (1.3)         (54.2)
Income tax benefit...............................      (13.0)           (32.3)            (19.3)         (59.8)
Extraordinary item...............................       (7.3)                               7.3             NM
                                                      ------           ------

     Net loss....................................     ($31.5)          ($52.2)           ($20.7)         (39.7)%
                                                      ======           ======


                                                       Three Months Ended
                                                          September 30,                   Increase / (Decrease)
                                                     1997              1996               $                 %

Service income, net..............................     $115.1           $110.0              $5.1            4.6%
Operating, selling, general and administrative
     expenses....................................       65.4             63.1               2.3            3.6
                                                      ------           ------

Operating income before depreciation and
     amortization (1)............................       49.7             46.9               2.8            6.0
Depreciation and amortization....................       27.1             28.0              (0.9)          (3.2)
                                                      ------           ------

Operating income.................................       22.6             18.9               3.7           19.6
                                                      ------           ------

Interest expense.................................       27.9             30.5              (2.6)          (8.5)
Investment income................................       (0.3)            (0.5)             (0.2)         (40.0)
Equity in net losses of affiliates...............        1.0              1.6              (0.6)         (37.5)
Other............................................        0.7              0.2               0.5             NM
Income tax benefit...............................       (2.1)            (5.0)             (2.9)         (58.0)
                                                      ------           ------

     Net loss....................................      ($4.6)           ($7.9)            ($3.3)         (41.8)%
                                                      ======           ======

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

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q/A
                        QUARTER ENDED SEPTEMBER 30, 1997

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

Depreciation and Amortization Expense
The $4.1 million decrease in depreciation and amortization expense for the nine month period from 1996 to 1997 is primarily due to a decrease in amortization expense as a result of certain intangible assets becoming fully amortized during the nine months ended September 30, 1997.

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

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q/A
                        QUARTER ENDED SEPTEMBER 30, 1997

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

Earnings to Fixed Charges
For the nine and three months ended September 30, 1997 and 1996, the Company's distribution from Garden State Cablevision and income before extraordinary item, income tax benefit, equity in net losses of affiliates and fixed charges (interest expense) was $56.4 million, $8.7 million, $22.2 million and $21.1 million, respectively. Such amounts were not adequate to cover the Company's fixed charges of $89.1 million, $86.1 million, $27.9 million and $30.4 million for these periods, respectively. Fixed charges include non-cash interest expense of $29.3 million, $51.4 million, $1.3 million and $17.6 million for the nine and three months ended September 30, 1997 and 1996, respectively. The inadequacy of the Company's distribution from Garden State Cablevision and income to cover fixed charges is primarily due to substantial non-cash charges for depreciation and amortization expense of $80.7 million, $84.8 million, $27.1 million and $28.0 million during the nine and three months ended September 30, 1997 and 1996, respectively, and litigation settlement expense during the nine months ended September 30, 1996.

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

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q/A
                        QUARTER ENDED SEPTEMBER 30, 1997

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:

         27.1     Financial Data Schedule.

     (b) Reports on Form 8-K - none.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q/A
                        QUARTER ENDED SEPTEMBER 30, 1997


                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  COMCAST CELLULAR CORPORATION





                                                  /S/ LAWRENCE S. SMITH
                                                  Lawrence S. Smith
                                                  Executive Vice President
                                                 (Principal Accounting Officer)



Date: March 25, 1998