Form 10-K
period 1997-12-31
COMCAST CELLULAR HOLDINGS INC
filed 1998-03-25
CIK 1041854

================================================================================


                                    FORM 10-K
                         ------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
     (Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED

                                DECEMBER 31, 1997

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ___________ TO ____________

                        Commission file number 333-31009

                          COMCAST CELLULAR CORPORATION
             (Exact name of registrant as specified in its charter)


               DELAWARE                                 23-2687447
     (State or other jurisdiction         (I.R.S. Employer Identification No.)
   of incorporation or organization)

    1105 North Market Street, Wilmington, Delaware         19801
       (Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code: (302) 427-8991
                        --------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE
                        ---------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

                          ----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
          Yes   X                                                  No ____
                         --------------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.
                                                                [Not applicable]
                           --------------------------

As of January 30, 1998, there were 100 shares of Common Stock outstanding.

                           --------------------------

The Registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                           --------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE
                           --------------------------

================================================================================

                          COMCAST CELLULAR CORPORATION
                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

Item 1    Business.............................................................1
Item 2    Properties...........................................................6
Item 3    Legal Proceedings....................................................7
Item 4    Submission of Matters to a Vote of Security Holders..................7

                                     PART II

Item 5    Market for the Registrant's Common Equity and
              Related Stockholder Matters......................................7
Item 6    Selected Financial Data..............................................7
Item 7    Management's Discussion and Analysis of
              Financial Condition and Results of Operations....................8
Item 8    Financial Statements and Supplementary Data.........................11
Item 9    Changes in and Disagreements with
              Accountants on Accounting and Financial Disclosure..............25

                                    PART III

Item 10   Directors and Executive Officers of the Registrant..................25
Item 11   Executive Compensation..............................................25
Item 12   Security Ownership of Certain Beneficial
              Owners and Management...........................................25
Item 13   Certain Relationships and Related Transactions......................25

                                     PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports
              on Form 8-K.....................................................26
SIGNATURES....................................................................27

This Annual Report on Form 10-K for the year ended December 31, 1997, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

This Annual Report on Form 10-K contains forward looking statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward looking statements involve risks and uncertainties which could significantly affect expected results in the future from those expressed in any such forward looking statements made by, or on behalf of the Company. Certain factors that could cause actual results to differ materially include, without limitation, the effects of legislative and regulatory changes; the potential for increased competition; technological changes; the need to generate substantial growth in the subscriber base by successfully launching, marketing and providing services in identified markets; pricing pressures which could affect demand for the Company's services; the Company's ability to expand its distribution; changes in labor, equipment and capital costs; future acquisitions, strategic partnerships and divestitures; general business and economic conditions; and other risks detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission.

                                     PART I

ITEM 1    BUSINESS

Comcast Cellular Corporation ("the Company")(see Note 1 to the Company's consolidated financial statements) is a direct wholly owned subsidiary of Comcast Corporation ("Comcast") and is a holding company that conducts all of its operations through its wholly owned subsidiary, Comcast Cellular Communications, Inc. ("CCCI") and CCCI's subsidiaries.

The Company provides cellular telephone communications services pursuant to licenses granted by the Federal Communications Commission ("FCC") in markets with a population ("Pops") of more than 8.2 million, including the area in and around the City of Philadelphia, Pennsylvania, the State of Delaware and a significant portion of the State of New Jersey.

The Company is a Delaware corporation organized in 1992 and has its principal executive offices at 1105 North Market Street, Wilmington, Delaware, 19801,
(302) 427-8991.

                        GENERAL DEVELOPMENTS OF BUSINESS

Senior Notes Offering
In May 1997, the Company sold $1.0 billion principal amount of senior debt with an interest rate of 9 1/2% and a maturity date of 2007. The Company used the net proceeds from the offering to redeem its senior participating redeemable zero coupon notes and to repay certain subsidiary indebtedness (see Note 4 to the Company's consolidated financial statements in Item 8).

                      DESCRIPTION OF THE COMPANY'S BUSINESS

Company's Systems
The Company is engaged in the development, management and operation of cellular telephone communications systems in various service areas pursuant to licenses granted by the FCC.

The table below sets forth summary information regarding the ownership and total Pops, in the markets served by the Company's systems by service area, as of December 31, 1997 (in thousands):

Market                          Ownership         Pops (1)

Consolidated Systems
Philadelphia, PA                  100.0%          4,898.5
New Brunswick, NJ                 100.0%            709.7
Wilmington, DE                    100.0%            622.2
Long Branch, NJ                   100.0%            600.3
Ocean County, NJ                  100.0%            484.9
Atlantic City, NJ                  97.4%            336.6
Trenton, NJ                        85.7%            331.3
Vineland, NJ                       94.6%            134.1
Aurora-Elgin, IL                   81.7%             49.1
Joliet, IL                         84.0%             36.0
                                                  -------
Consolidated Pops                                 8,202.7
                                                  -------
Managed System
Delaware 1 RSA                     50.0%            261.4
                                                  -------
Total Pops                                        8,464.1
                                                  =======
---------------
(1)  Source: 1998 Rand McNally Commercial Atlas & Marketing Guide.

The following table sets forth the aggregate number of subscribers and penetration in the Company's consolidated systems as of December 31 (subscribers in thousands):

                                        1997    1996    1995     1994     1993
Subscribers..............................783     762     665      501      323
Penetration..............................9.5%    9.3%    8.5%     6.8%     4.4%

The Company holds twelve 10-MHz personal communications services ("PCS") licenses which cover the Philadelphia and Allentown, PA markets. Such licenses were acquired in November 1997 from Comcast at Comcast's historical cost of $18.9 million.

Revenue Sources
The Company provides services to its cellular telephone subscribers similar to those provided by conventional landline telephone systems, including custom calling features such as call forwarding, call waiting, conference calling, directory assistance and voice mail. The Company is responsible for the quality, pricing and packaging of cellular telephone service for each of the systems it owns or controls. The Company charges its customers for service activation, monthly access, per-minute airtime and custom calling features, and generally offers a variety of pricing options, most of which combine a fixed monthly access fee and per-minute charges. The Company pays the local telephone service company directly for interconnection of cellular networks with the wireline telephone network.

The Company offers products and services to increase the value to the customer of the basic telephony service and to increase airtime revenues. Such products include paging services, enhanced directory assistance and concierge services, voice activated dialing, enhanced voice mail and prepaid calling. The deployment of digital technology (see "Technology and Capital Improvements") has allowed the Company to offer additional services such as caller identification, short messaging, message waiting indicators and enhanced call privacy through encryption. In addition, the Company offers data transmission over its existing cellular network, which allows the rapid transfer of data to and from personal computers, personal digital assistants and other devices.

The Company currently markets its services under the Comcast MetrophoneSM brand name in the Philadelphia, PA metropolitan statistical area ("MSA") and under the Comcast CELLULARONE(R) brand name in its other markets in New Jersey and Delaware. The Company markets its products and services through multiple distribution channels throughout its contiguous markets. These channels include direct channels, such as its direct sales force, retail stores and telemarketing, and indirect channels, such as national and local retailers and automotive dealers. The Company's long-term emphasis is on the development of its direct distribution channels, particularly its own retail outlets and telemarketing, as a means to reduce the cost to acquire subscribers and improve the quality of new subscribers. The Company operates 54 retail outlets in its markets and anticipates building additional retail outlets, as well as upgrading its existing retail outlets in the future.

The Company sells cellular telephone equipment to its customers in order to encourage use of its services. The Company's practice, as is typical in the industry, is to sell telephones at or below cost in response to competitive pressures.

Technology and Capital Improvements
Each of the Company's service areas is divided into segments referred to as "cells" equipped with a receiver, signaling equipment and a low-power transmitter. The use of low-power transmitters and the placement of cells close to one another permits re-use of frequencies, thus substantially increasing the volume of calls capable of being handled simultaneously over the number handled by prior generation systems. Each cell has a coverage area generally ranging from one to more than 300 square miles. A cellular telephone system includes one or more computerized central switching facilities known as mobile switching centers ("MSC") which control the automatic transfer of calls, coordinate calls to and from cellular telephones and connect calls to the local exchange carrier ("LEC") or to an interexchange carrier. An MSC also records information on system usage and subscriber statistics.

Each cell's facilities monitor the strength of the signal returned from the subscriber's cellular telephone. When the signal strength declines to a predetermined level and the transmission strength is greater at another cell in or interconnected with the system, the MSC automatically and instantaneously passes the mobile user's call in progress to the other cell without disconnecting the call ("hand off"). Interconnection agreements between cellular telephone system operators and various LECs and interexchange carriers establish the manner in which the cellular telephone system integrates with other telecommunications systems.

As required by the FCC, all cellular telephones are designed so that a cellular telephone may be used wherever cellular service is available within the United States ("US"). Each cellular telephone system in the US uses one of two groups of channels, termed "Block A" and "Block B," which the FCC has allotted for cellular service. Minor adjustments to cellular telephones may be required to enable the subscriber to change from a cellular system on one frequency block to a cellular system on the other frequency block.

While most MSCs process information digitally, most radio transmission of cellular telephone calls historically has been done on an analog basis. Digital transmission of cellular telephone calls offers advantages, including larger system capacity and the potential for lower incremental costs for additional subscribers. The FCC allows carriers to provide digital service and requires cellular carriers to provide analog service.

The Company's significant investment in switching and cell site equipment manufactured by Lucent Technologies, Inc. enabled it to deploy Time Division Multiple Access ("TDMA") digital cellular technology throughout its Pennsylvania/New Jersey and Delaware network. This technology was implemented at the beginning of the fourth quarter of 1997. The deployment of this technology permits the Company's subscribers and roamers to use both analog and TDMA services throughout the Company's coverage area. The Company believes that it will have sufficient capacity to accommodate both continued subscriber growth and growth in subscriber minutes for the foreseeable future.

Roaming and Interconnection
Reciprocal agreements among cellular telephone system operators allow their respective subscribers ("roamers") to place and receive calls in most service areas throughout the country. Roamers are charged rates which are generally at a premium to the regular service rate. The Company also offers various service plans which allow customers who roam out of the Company's service area to pay the same rates charged for local service in the Company's service area, rather than passing through higher roaming rates customarily charged by many cellular carriers. This billing practice provides the customer, in effect, with a broader local service area but results in increased costs for the Company. The Company has been reducing these costs through the continued negotiation of more favorable roaming agreements with cellular service providers in relevant markets.

In recent years, cellular carriers have experienced increased fraud associated with roamer service, including Electronic Serial Number ("ESN") cloning. The Company and other carriers have implemented a number of features which have decreased the incidents of fraudulent use of their systems. Among these are Personal Identification Numbers ("PINs") and the Company's Security Zone feature which restricts certain customer usage outside of the Company's service areas. In addition, the Company has implemented authentication and radiofrequency ("RF") fingerprinting technologies which associate ESN/mobile number combinations with particular cellular telephone units. While the use of digital radio technology is expected to make it more difficult to commit cellular fraud, fraudulent use of the Company's systems remains a significant concern.

Customer Service
In 1997 and 1996, the Company consolidated its New Jersey and Delaware operations, respectively, including customer care operations, into the operations of the Philadelphia market. The Company's sales and marketing presence (including through the Company's direct sales group and retail stores) and customer and dealer support are maintained throughout the systems. In addition to overall reductions in operating costs and increases in operational efficiencies, such consolidation permits an increased emphasis by the Company upon more uniform, efficient and cost effective delivery of customer service and support.

The Company utilizes the MacroCell(R) billing and customer care platform developed and licensed by Cincinnati Bell Information Systems, Inc. ("CBIS"). Customer service representatives are able to access current billing information in order to respond to customer inquiries. To supplement the Company's customer service operations, Company telemarketers contact customers periodically to determine their satisfaction with the Company's service and to identify problems that can lead to subscriber cancellations.

Licensing
The FCC generally grants two licenses to operate cellular telephone systems in each market. The other cellular licensee in the Company's principal markets is Bell Atlantic Mobile Systems, Inc. ("BAMS"). In addition to BAMS, the Company competes for wireless customers with affiliates of AT&T Corporation, the Sprint Corporation ("Sprint") and Omnipoint Communications, Inc. ("Omnipoint") (which operate PCS networks) and Nextel Communications, Inc. ("Nextel") (which operates Specialized Mobile Radio ("SMR") networks).

Competition

In recent years, new mobile telecommunications service providers have entered the market and have created additional competition in the cellular/PCS telecommunications industry. Many of such providers have access to substantial capital resources and operate, or through affiliates operate, wireless telephone systems, bringing significant wireless experience to the new marketplace. Accordingly, while there are only two cellular providers licensed in a given area, new competitors continue to emerge utilizing different frequencies and new technologies. Competition between wireless operators in each market is principally on the basis of services and enhancements offered, technical quality of the system, quality and responsiveness of customer service, price and coverage area.

The most prominent new providers are the PCS operators. PCS is used to describe a variety of digital, wireless communications systems which are currently best suited for use in densely populated areas. Broadband PCS service is a direct competitor to cellular service. In the Company's Philadelphia market, AT&T Wireless Services, Inc., Omnipoint and PhillieCo, L.P., an affiliate of Sprint Spectrum Holdings Company, L.P., have authorizations for broadband PCS systems. The FCC recently modified the rules applicable to "C Block" broadband PCS licenses held by small businesses, minorities and women (known as "designated entities") to reduce the government debt now owed by these entities, and is considering further modifications to those rules. "Designated entities," such as Omnipoint in the Philadelphia market, compete with the Company.

Cellular telephone systems, including the Company's systems, also face actual or potential competition from other current and developing technologies. In addition to SMR systems, one-way paging or beeper services that feature voice message, data services and tones are also available in the Company's markets. These services may provide adequate capacity and sufficient mobile capabilities for some potential cellular subscribers, thus providing additional competition to the Company's systems. Nextel uses its available SMR spectrum in markets where the Company provides wireless service.

The FCC requires cellular licensees to provide service to resellers who purchase cellular service from licensees, usually in the form of blocks of numbers, then resell the service to the public. Thus, a reseller may be both a customer and a competitor of a licensed cellular operator. The FCC currently is seeking comment on whether resellers should be permitted to install separate switching facilities in cellular systems, although it has tentatively concluded not to require such interconnections. The FCC is also considering whether resellers should receive direct assignments of telephone numbers from LECs.

It is likely that the FCC will offer additional spectrum for wireless mobile licenses in the future. Applicants also have received and others are seeking FCC authorization to construct and operate global satellite networks to provide domestic and international mobile communications services from geostationary and low earth orbit satellites. In addition, the Omnibus Budget Reconciliation Act of 1993 (the "1993 Budget Act") provided, among other things, for the release of 200-MHz of Federal government spectrum for commercial use over a fifteen year period. Also, the World Trade Organization agreement with respect to telecommunications, which became effective on February 5, 1998, is intended to increase competition and reduce barriers to entry by telecommunications firms in foreign and domestic markets, and may lead to greater foreign investment and participation in the US cellular/PCS telecommunications industry. These developments and further technological advances and regulatory changes may make available other alternatives to cellular service, thereby creating additional sources of competition.

                           LEGISLATION AND REGULATION

FCC Regulation
The FCC regulates the licensing, construction, operation and acquisition of wireless telephone systems, including the Company's cellular systems, pursuant to the Communications Act of 1934 (as amended, the "Communications Act").

Under the Communications Act, no party may transfer control of or assign a cellular license without first obtaining FCC consent. FCC rules (i) prohibit an entity controlling one system in a market from holding any interest in the competing cellular system in the market, (ii) prohibit an entity from holding non-controlling interests in more than one system in any market, if the common ownership interests present anti-competitive concerns under FCC policies, and
(iii) restrict the amount of commercial mobile radio spectrum that a single entity may hold in any particular area. Cellular radio licenses generally expire ten years following grant of the license in the particular market and are renewable for periods of ten years upon application to the FCC. Licenses may be revoked for cause and license renewal applications denied if the FCC determines that a renewal would not serve the public interest. FCC rules provide that competing renewal applications for cellular licenses will be considered in comparative hearings, and establish the qualifications for competing applications and the standards to be applied in such hearings. Under current policies, the FCC will grant incumbent cellular licensees a "renewal expectancy" if the licensee has provided substantial service to the public, substantially complied with applicable FCC rules and policies and the Communications Act and is otherwise qualified to hold an FCC license. The FCC has granted renewal of the Company's licenses for the Philadelphia, PA, Wilmington, DE and New Brunswick, Long Branch and Trenton, NJ. The licenses for the Aurora/Elgin, IL, Joliet, IL, Vineland, NJ and Atlantic City, NJ expire in 1998. The balance of the Company's licenses expire from 1999 through 2007.

The FCC regulates the ability of cellular operators to bundle the provision of service with hardware, the resale of cellular service by third parties and the coordination of frequency usage with other cellular licensees. The FCC also regulates the height and power of base station transmitting facilities and signal emissions in the cellular system. Cellular systems also are subject to Federal Aviation Administration and FCC regulations concerning the siting, construction, marking and lighting of cellular transmitter towers and antennae. In addition, the FCC also regulates the employment practices of cellular operators.

Allegations of harmful effects from the use of hand-held cellular phones have caused the cellular industry to fund additional research to review and update previous studies concerning the safety of the emissions of electromagnetic energy from cellular phones. The FCC also has adopted standards for limiting human exposure to RF energy from cellular/PCS telecommunications facilities. The FCC has determined that these standards preempt state and local regulation of RF exposure.

The FCC also requires LECs in each market to offer reasonable terms and facilities for the interconnection of wireless telephone systems in that market to the LECs' landline network. In June 1996, the FCC adopted a national regulatory framework for implementing the local competition provision of the 1996 Telecom Act, including adoption of rules delineating interconnection obligations of incumbent LECs, unbundling requirements for incumbent LECs, network elements, requirements for access to local rights of way, dialing parity and telephone numbering and number portability, and requirements for resale of and nondiscriminatory access to incumbent LEC services. The FCC established a national regulatory framework that sets pricing standards and negotiations and arbitration guidelines. However, the US Court of Appeals for the Eighth Circuit vacated certain of these standards and guidelines, on the grounds that the FCC lacked the authority to bind state regulators on the matter of local pricing of interconnection. As a result, landline interconnection pricing will be left to state-by-state determinations. The Eighth Circuit also determined that the FCC has special authority over Commercial Mobile Radio Services ("CMRS") carriers, which include the Company's wireless operations and their interconnection to incumbent LECs. Accordingly, national interconnection rules will be maintained for the Company's CMRS operations. In January 1998, the US Supreme Court agreed to review the Eighth Circuit decision. The Company cannot predict the outcome of this litigation or the FCC rulemakings, and the ultimate impact of any final FCC regulations on the Company or its businesses cannot be determined at this time.

Notwithstanding the federal court stay of certain FCC interconnection regulations, a subsidiary of the Company has renegotiated its interconnection contracts with Bell Atlantic Corporation pursuant to the Telecommunications Act of 1996 (the "1996 Telecom Act"). The agreements, covering Pennsylvania, New
Jersey, Delaware and Maryland, provide for the reciprocal transport and termination of CMRS traffic by Bell Atlantic and the Company at substantially reduced rates.

The FCC changes its regulations from time to time in response to competitive developments in the telecommunications marketplace or new federal legislation. For instance, the FCC is considering whether all CMRS providers should provide interconnection to all other CMRS providers. In its implementation of the 1996 Telecom Act, the FCC recently established new federal universal service rules, under which wireless service providers are eligible to receive universal service subsidies for the first time, but also are required to contribute to both federal and state universal service funds.

The Company began making its contributions to the federal universal service programs in February 1998. For the first quarter of 1998, the FCC's current universal service assessments amount to 0.72% of all telecommunications revenues and an additional 3.19% of all interstate and international telecommunications revenues. Various parties have challenged the FCC's universal service rules and the cases have been consolidated in the US Court of Appeals for the Fifth Circuit. The Company cannot predict the outcome of this proceeding.

Finally, the 1996 Telecom Act relieves Regional Bell Operating Company ("RBOC") affiliated cellular providers of their obligations to provide equal access to long distance carriers. RBOC-affiliated carriers are now afforded greater flexibility in contracting with interexchange carriers for the provision of long distance services. Nevertheless, the FCC retains authority to require all CMRS operators to provide unblocked access through the use of other mechanisms if customers are being denied access to the telephone toll service providers of their choice, and if such denial is contrary to the public interest. In October 1997, the FCC released an order establishing uniform rules governing incumbent LEC participation in broadband CMRS within each LEC's landline telephone region. These rules will expire in January 2002, unless extended by the FCC. While the FCC eliminated the requirements in its cellular rules for full structural separation of the incumbent LEC cellular affiliate from the LEC landline affiliate, the FCC adopted new rules designed to address incentives incumbent LECs may have to engage in anti-competitive practices against CMRS providers, such as discriminatory interconnection, cost-shifting and anti-competitive pricing. Specifically, the FCC will require incumbent LECs to create separate corporations for their in-region broadband CMRS operation (whether cellular, PCS or other) and to apply existing FCC rules on affiliate transactions and use of customer proprietary network information to LEC- CMRS operations. Additionally, the order addressed provisions of the 1996 Telecom Act that govern incumbent LEC joint marketing of CMRS and landline services, as well as LEC obligations to disclose material changes in their networks. The FCC also recently released a notice of inquiry on calling party pays, a mechanism that would allow CMRS providers to offer service plans under which callers to CMRS customers would pay for the calls that they make.

State Regulation and Local Approvals
Except for the State of Illinois, the states in which the Company presently operates currently do not regulate cellular telephone service. In the 1993 Budget Act, Congress gave the FCC the authority to preempt states from regulating rates or entry into CMRS, including cellular. In the CMRS order described above, the FCC preempted the states and established a procedure for states to petition the FCC for authority to regulate rates and entry into CMRS. The FCC, to date, has denied all state petitions to regulate the rates charged by CMRS providers.

The scope of the allowable level of state regulation of CMRS, however, remains unclear. The 1993 Budget Act does not identify the "other terms and conditions" of CMRS service that can be regulated by the states. Moreover, the extent to which states may regulate intrastate LEC-CMRS interconnection remains unresolved. The resolution of this issue will determine the extent to which cellular providers will be subject to state regulation of CMRS interconnection to the LECs. The siting of cells also remains subject to state and local jurisdiction although petitions seeking clarification of states' siting authority are currently pending at the FCC.

                                    EMPLOYEES

As of December 31, 1997, the Company had approximately 1,600 employees. The Company believes that its relationships with its employees are good.

ITEM 2    PROPERTIES

The principal physical assets of a cellular telephone communications system include cell sites and central switching equipment. The Company primarily leases its sites used for its transmission facilities, retail stores and its administrative offices. The physical components of a cellular telephone communications system require maintenance and upgrading to keep pace with technological advances. During 1997, the Company's systems, including its cell sites and switching equipment were upgraded with TDMA digital cellular technology, permitting its subscribers and roamers to use both analog and TDMA services throughout the Company's coverage area.

The Company's management believes that substantially all of its physical assets are in good operating condition.

ITEM 3    LEGAL PROCEEDINGS

The Company is subject to claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information for this item is omitted pursuant to Securities and Exchange Commission ("SEC") General Instruction I to Form 10-K.

                                     PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Common Stock

Absence of Trading Market
The common stock of the Company is not publicly traded. Therefore, there is no established public trading market for the common stock, and none is expected to develop in the foreseeable future.

Holder
All of the shares of common stock of the Company, $.01 par value, are owned by Comcast.

Dividends
None.

ITEM 6    SELECTED FINANCIAL DATA

Information for this item is omitted pursuant to SEC General Instruction I to Form 10-K.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information for this item is omitted pursuant to Securities and Exchange Commission ("SEC") General Instruction I to Form 10-K, except as noted below.

Results of Operations

Summarized consolidated financial information for Comcast Cellular Corporation (the "Company")(see Note 1 to the Company's consolidated financial statements) for the years ended December 31, 1997 and 1996 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                          Year Ended
                                                          December 31,                    Increase / (Decrease)
                                                     1997              1996               $                 %

Service income, net..............................     $444.9           $426.1             $18.8            4.4%
Operating, selling, general and administrative
     expenses....................................      274.9            272.1               2.8            1.0
                                                      ------           ------

Operating income before depreciation and
     amortization (1)............................      170.0            154.0              16.0           10.4
Depreciation and amortization....................      109.8            117.2              (7.4)          (6.3)
                                                      ------           ------
Operating income.................................       60.2             36.8              23.4           63.6
                                                      ------           ------
Interest expense.................................      117.8            116.3               1.5            1.3
Investment income................................       (2.7)            (2.5)              0.2            8.0
Equity in net losses of affiliates...............        6.6              6.6
Litigation settlement............................                        21.6             (21.6)            NM
Other............................................        1.3              2.5              (1.2)         (48.0)
Income tax benefit...............................      (22.9)           (38.1)            (15.2)         (39.9)
Extraordinary item...............................      (10.7)                              10.7             NM
                                                      ------           ------
     Net loss....................................     ($50.6)          ($69.6)           ($19.0)        (27.3%)
                                                      ======           ======

----------
(1) Operating income before depreciation and amortization is commonly referred to in the cellular industry as "operating cash flow." Operating cash flow is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the cellular industry and the resulting significant level of non-cash depreciation and amortization expense, operating cash flow is frequently used as one of the bases for evaluating cellular businesses, although the Company's measure of operating cash flow may not be comparable to similarly titled measures of other companies. Operating cash flow does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance.

Service Income, net
Of the $18.8 million increase in service income for the year ended December 31, 1997, $18.2 million is attributable to the Company's subscriber growth and $15.4 million is attributable to roamer growth. Offsetting the increases is a decrease of $14.8 million, resulting primarily from a reduction in the average rate per minute of use as a result of promotional and free minutes provided to customers.

Operating, Selling, General and Administrative Expenses
The $2.8 million increase in operating, selling, general and administrative expenses from 1996 to 1997 is primarily attributable to a $10.5 million increase in fixed costs related to retail centers. Offsetting this increase is a decrease of $7.7 million primarily attributable to expense reductions achieved through implementation of fraud management programs, improved bad debt experience as a result of stronger credit procedures and a reduction in commission costs resulting from fewer gross subscriber additions in 1997.

Comcast Corporation ("Comcast"), the Company's parent, and Comcast Cellular Communications, Inc. ("CCCI"), a wholly owned subsidiary of the Company, were parties to a management agreement (the "Old Management Agreement") pursuant to which Comcast managed the business and operations of CCCI. In May 1997, subsequent to the redemption of the Company's senior participating redeemable zero coupon notes, the Old Management Agreement was terminated and replaced with a new management agreement (the "New Management Agreement") which provides for an annual management fee of 1.5% of revenues. The New Management Agreement eliminated the prior management fee which was limited to $5.0 million, subject to annual increases based on the consumer price index. The New Management Agreement has a ten year term. Management fees of $6.4 million and $5.5 million were charged to selling, general and administrative expenses during the years ended December 31, 1997 and 1996, respectively (on a pro forma basis, giving effect to the New Management Agreement, management fees for the years ended December 31, 1997 and 1996 would have been $6.7 million and $6.4 million, respectively). As of December 31, 1996, deferred management fees payable, which are included in long-term investment in and due to affiliates in the Company's consolidated balance sheet, totaled $14.7 million. In November 1997, the Company repaid $17.0 million of previously deferred management fees to Comcast with a portion of the proceeds from the initial borrowings under a new $400.0 million revolving credit facility.

Depreciation and Amortization Expense
The $7.4 million decrease in depreciation and amortization expense from 1996 to 1997 is primarily due to a decrease in amortization expense as a result of certain intangible assets becoming fully amortized in 1997.

Interest Expense
In 1992, a subsidiary of AWACS, Inc., an indirect subsidiary of the Company, issued a note (the "AWACS Note") with an initial principal amount of $51.0 million to purchase, from a subsidiary of Comcast, a 40% limited partnership interest in Garden State Cablevision L.P. ("Garden State Cablevision"). The AWACS Note bears interest at a rate of 11% per annum. Interest is payable on a quarterly basis to the extent of available cash, with any unpaid interest added to principal. Interest expense on the AWACS Note was $5.2 million and $8.2 million for the years ended December 31, 1997 and 1996, respectively. From the date of issuance through December 31, 1997, $35.5 million of principal and interest has been paid on the AWACS Note with the proceeds from distributions from Garden State Cablevision. The balance of the AWACS Note is due on demand. Accordingly, such balance has been classified as current in the Company's consolidated balance sheet as of December 31, 1997.

Equity in Net Losses of Affiliates
Under the terms of the partnership agreement, 49.5% of Garden State Cablevision's net losses are allocated to the Company. During the years ended
December 31, 1997 and 1996, the Company recognized equity in net losses of Garden State Cablevision of $5.4 million and $6.8 million, respectively. While no assurances can be given, the Company expects to transfer its interest in Garden State Cablevision to Comcast during the second quarter of 1998.

Litigation Settlement
The Company was involved in various civil lawsuits and administrative proceedings regarding the ownership, operation and transfer of the license for the Atlantic City, NJ metropolitan statistical area. In March 1995, the Company, Comcast, Telephone and Data Systems, Inc. ("TDS"), United States Cellular Corporation, Ellis Thompson and Ellis Thompson Corporation entered into a Settlement Agreement (the "Settlement Agreement") with respect to outstanding civil litigation. In June 1996, the Company paid $21.6 million to TDS under the Settlement Agreement. The Company recorded the expenses related to the Settlement Agreement in its 1996 consolidated statement of operations.

Income Tax Benefit
The $15.2 million decrease in income tax benefit from 1996 to 1997 is primarily attributable to the decrease of $44.8 million in loss before income tax benefit and extraordinary items.

Extraordinary Items
Extraordinary items for the year ended December 31, 1997 of $10.7 million consist of unamortized debt acquisition costs and debt extinguishment costs of $16.4 million, net of related tax benefit of $5.7 million, expensed in connection with the refinancing of the Company's existing credit facility with the proceeds from the offering of the Company's $1.0 billion principal amount 9 1/2% senior notes due 2007 in May 1997 and borrowings under the Company's new $400.0 million revolving credit facility in November 1997.

Earnings to Fixed Charges
For the years ended December 31, 1997 and 1996, the Company's distributions from Garden State Cablevision and income before extraordinary items, income tax benefit, equity in net losses of affiliates and fixed charges (interest expense) was $61.6 million and $50.7 million, respectively. Such amounts were not adequate to cover the Company's fixed charges of $117.8 million and $116.3 million for these periods, respectively. Fixed charges include non-cash interest expense of $30.7 million and $69.4 million for the years ended December 31, 1997 and 1996, respectively. The inadequacy of the Company's distributions from Garden State Cablevision and income to cover fixed charges is primarily due to substantial non-cash charges for depreciation and amortization expense of $109.8 million and $117.2 million during the years ended December 31, 1997 and 1996, respectively.

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

                          ----------------------------

Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). If this situation occurs, the potential exists for computer system failure or
miscalculations   by  computer   programs,   which  could  cause  disruption  of
operations.

Based on an inventory conducted in 1997, the Company has identified computer systems that will require modification or replacement so that they will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed within an adequate time frame, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company has initiated communications with all of its significant software suppliers and service bureaus to determine their plans for remediating the Year 2000 Issue in their software which the Company uses or relies upon. The Company's estimate to complete the remediation plan includes the estimated time associated with mitigating the Year 2000 Issue for third party software. However, there can be no guarantee that the systems of other companies on which the Company relies will be converted on a timely basis, or that a failure to convert by another company would not have material adverse effect on the Company.

The Company continues to use both internal and external resources to reprogram or replace software for Year 2000 modifications. Management of the Company will also continue to periodically report the progress of its Year 2000 remediation plan to the Audit Committee of Comcast's Board of Directors. The Company plans to complete the Year 2000 mitigation in 1999. The costs directly attributable to the Year 2000 Issue are not expected to have a material effect on the Company's results of operations.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications and replacements are based on management's best estimates, which were derived using assumptions of future events including the continued availability of resources and the reliability of third party modification plans. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel with appropriate necessary skills, the ability to locate and correct all relevant computer code and similar uncertainties.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
Comcast Cellular Corporation
Wilmington, Delaware


We have audited the accompanying consolidated balance sheet of Comcast Cellular Corporation (the "Company"), the successor to a merger between the Company and Comcast Cellular Holdings, Inc., (a wholly owned subsidiary of Comcast Corporation) and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholder's deficiency and of cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Comcast Cellular Corporation and its subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
February 23, 1998

COMCAST CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except share data)

                                                                                    December 31,
ASSETS                                                                        1997                1996
CURRENT ASSETS
   Cash and cash equivalents.............................................    $4,692               $4,980
   Accounts receivable, less allowance for doubtful accounts
     of $6,356 and $3,148................................................    59,252               66,425
   Inventories...........................................................    14,154               10,458
   Other current assets..................................................     3,147                3,470
                                                                         ----------           ----------
       Total current assets..............................................    81,245               85,333
                                                                         ----------           ----------
INVESTMENT IN AFFILIATE..................................................    28,570               29,823
                                                                         ----------           ----------
PROPERTY AND EQUIPMENT...................................................   595,861              467,558
   Accumulated depreciation..............................................  (182,632)            (114,144)
                                                                         ----------           ----------
   Property and equipment, net...........................................   413,229              353,414
                                                                         ----------           ----------
DEFERRED CHARGES AND OTHER............................................... 1,275,861            1,245,283
   Accumulated amortization..............................................  (321,450)            (285,671)
                                                                         ----------           ----------
   Deferred charges and other, net.......................................   954,411              959,612
                                                                         ----------           ----------
                                                                         $1,477,455           $1,428,182
                                                                         ==========           ==========

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES
   Accounts payable and accrued expenses.................................  $100,159             $100,958
   Accrued interest......................................................    17,388                3,166
   Current portion of long-term debt.....................................       430                1,902
   Due to affiliates.....................................................    47,116               46,275
                                                                         ----------           ----------
     Total current liabilities...........................................   165,093              152,301
                                                                         ----------           ----------
LONG-TERM DEBT, less current portion..................................... 1,224,511            1,259,325
                                                                         ----------           ----------
INVESTMENT IN AND DUE TO AFFILIATES......................................    99,014              108,455
                                                                         ----------           ----------
DEFERRED INCOME TAXES....................................................   227,944              256,737
                                                                         ----------           ----------
MINORITY INTEREST AND OTHER..............................................     5,878                7,219
                                                                         ----------           ----------

COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE PREFERRED STOCK HELD BY AFFILIATE.................   173,602
                                                                         ----------           ----------

STOCKHOLDER'S DEFICIENCY
   Common stock, $.01 par value - authorized, 1,000 shares;
     issued, 100 shares .................................................
   Additional capital....................................................   488,301              500,425
   Accumulated deficit...................................................  (906,888)            (856,280)
                                                                         ----------           ----------
     Total stockholder's deficiency......................................  (418,587)            (355,855)
                                                                         ----------           ----------
                                                                         $1,477,455           $1,428,182
                                                                         ==========           ==========

See notes to consolidated financial statements.

COMCAST CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands)

                                                                                   Year Ended December 31,
                                                                          1997              1996             1995
SERVICE INCOME, net...........................................          $444,946         $426,053         $ 374,880
                                                                        --------         --------         ---------

COSTS AND EXPENSES
   Operating..................................................            35,525           36,876            28,923
   Selling, general and administrative........................           239,383          235,176           212,657
   Depreciation and amortization..............................           109,820          117,225           205,733
                                                                        --------         --------         ---------
                                                                         384,728          389,277           447,313
                                                                        --------         --------         ---------
OPERATING INCOME (LOSS).......................................            60,218           36,776           (72,433)

OTHER (INCOME) EXPENSE
   Interest expense...........................................           117,756          116,297            97,694
   Investment income..........................................            (2,696)          (2,525)           (3,288)
   Equity in net losses of affiliates.........................             6,603            6,559             9,600
   Litigation settlement......................................                             21,647
   Other......................................................             1,359            2,449            (3,716)
                                                                        --------         --------         ---------
                                                                         123,022          144,427           100,290
                                                                        --------         --------         ---------

LOSS BEFORE INCOME TAX BENEFIT
   AND EXTRAORDINARY ITEMS....................................           (62,804)        (107,651)         (172,723)

INCOME TAX BENEFIT............................................           (22,867)         (38,067)          (62,944)
                                                                        --------         --------         ---------

LOSS BEFORE EXTRAORDINARY ITEMS...............................           (39,937)         (69,584)         (109,779)

EXTRAORDINARY ITEMS...........................................           (10,671)                            (3,047)
                                                                        --------         --------         ---------

NET LOSS......................................................           (50,608)         (69,584)         (112,826)

PREFERRED DIVIDENDS...........................................           (12,124)
                                                                        --------         --------         ---------

NET LOSS FOR COMMON STOCKHOLDER...............................          ($62,732)        ($69,584)        ($112,826)
                                                                        ========         ========         =========

See notes to consolidated financial statements.

COMCAST CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

                                                                                  Year Ended December 31,
                                                                         1997              1996             1995
OPERATING ACTIVITIES
   Net loss...................................................          ($50,608)        ($69,584)        ($112,826)
   Adjustments to reconcile net loss to net cash provided
    by operating activities:
     Extraordinary items......................................            10,671                              3,047
     Depreciation and amortization............................           109,820          117,225           205,733
     Non-cash interest expense................................            30,714           69,400            62,461
     Equity in net losses of affiliates.......................             6,603            6,559             9,600
     Minority interest........................................             1,157              773             1,099
     Deferred management fees.................................             2,211            5,545             6,746
     Deferred income taxes and other..........................           (25,545)         (38,070)          (80,335)
                                                                        --------         --------         ---------
                                                                          85,023           91,848            95,525
     Decrease (increase) in net accounts receivable,
       inventories and other current assets...................             3,800           22,726           (15,752)
     Increase (decrease) in accrued interest..................            14,222           (1,853)            1,498
     (Decrease) increase in accounts payable and
       accrued expenses.......................................              (799)           9,375           (11,931)
                                                                        --------         --------         ---------
       Net cash provided by operating activities..............           102,246          122,096            69,340
                                                                        --------         --------         ---------

FINANCING ACTIVITIES
   Proceeds from borrowings of long-term debt.................         1,243,370          166,908           553,618
   Repayments of long-term debt...............................        (1,305,180)         (36,500)         (423,438)
   Deferred financing costs...................................           (28,912)                           (20,350)
   (Repayments) borrowings under deferred payment plan........                           (120,177)          134,636
   Repayment of long-term due to affiliate....................                            (35,479)
   Proceeds from issuance of mandatorily redeemable
     preferred stock held by affiliate........................           161,478
   Net transactions with affiliates...........................           (21,351)           7,100           (12,035)
                                                                        --------         --------         ---------
     Net cash provided by (used in) financing
     activities...............................................            49,405          (18,148)          232,431
                                                                        --------         --------         ---------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired.........................           (18,918)         (13,958)          (75,755)
   Capital expenditures.......................................          (130,021)        (116,018)         (228,706)
   Proceeds from sale of equipment and other..................                                256            17,872
   Purchase of minority interests, license acquisition
     costs and other..........................................            (3,000)         (24,367)           (3,601)
   Distributions from Garden State Cablevision................                             35,479
                                                                        --------         --------         ---------
       Net cash used in investing activities..................          (151,939)        (118,608)         (290,190)
                                                                        --------         --------         ---------

(DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS................................................              (288)         (14,660)           11,581

CASH AND CASH EQUIVALENTS, beginning of year..................             4,980           19,640             8,059
                                                                        --------         --------         ---------

CASH AND CASH EQUIVALENTS, end of year........................            $4,692           $4,980           $19,640
                                                                        ========         ========         =========

See notes to consolidated financial statements.

COMCAST CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY
(Dollars in thousands)

                                                             Common        Additional       Accumulated
                                                              Stock          Capital          Deficit            Total
BALANCE, JANUARY 1, 1995............................        $               $500,425        ($673,870)        ($173,445)
   Net loss.........................................                                         (112,826)         (112,826)
                                                            ---------       --------        ---------         ---------

BALANCE, DECEMBER 31, 1995..........................                         500,425         (786,696)         (286,271)
   Net loss.........................................                                          (69,584)          (69,584)
                                                            ---------       --------        ---------         ---------

BALANCE, DECEMBER 31, 1996..........................                         500,425         (856,280)         (355,855)
   Net loss.........................................                                          (50,608)          (50,608)
   Preferred dividends..............................                         (12,124)                           (12,124)
                                                            ---------       --------        ---------         ---------

BALANCE, DECEMBER 31, 1997..........................        $               $488,301        ($906,888)        ($418,587)
                                                            =========       ========        =========         =========


See notes to consolidated financial statements.

COMCAST CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


1.   BUSINESS

     Comcast Cellular Corporation ("the Company")(the successor to a merger between the Company and Comcast Cellular Holdings, Inc.), is a direct wholly owned subsidiary of Comcast Corporation ("Comcast") and is a holding company that conducts all of its operations through its wholly owned subsidiary, Comcast Cellular Communications, Inc. ("CCCI") and CCCI's subsidiaries.

     The Company provides cellular telephone communications services pursuant to licenses granted by the Federal Communications Commission ("FCC") in markets with a population of more than 8.2 million, including the area in and around the City of Philadelphia, Pennsylvania, the State of Delaware and a significant portion of the State of New Jersey.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation
     The consolidated  financial  statements include the accounts of the Company and its wholly owned or controlled subsidiaries. All significant intercompany accounts and transactions among consolidated entities have been eliminated.

     Management's Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Values
     The estimated fair value amounts presented in these notes to consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of December 31, 1997 and 1996, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates.

     A reasonable estimate of fair values of the due to affiliates in the Company's consolidated balance sheet is not practicable to obtain because of the related party nature of these items and the lack of quoted market prices.

     Cash Equivalents
     Cash equivalents consist principally of overnight investments in money market funds with maturities of three months or less when purchased. The carrying amounts of the Company's cash equivalents, classified as available for sale securities, approximate their fair values as of December 31, 1997 and 1996.

     Inventories
     Inventories, which include products held for sale, materials and supplies, are stated at the lower of cost or market. Cost for products held for sale is stated at weighted average cost, which approximates market.

     Investments
     Investments in entities in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment, additional contributions made and dividends received. Investments in privately held companies are stated at cost, adjusted for any known diminution in value.

COMCAST CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     Property and Equipment
     Property and equipment are stated at cost. Depreciation is provided by the straight-line method over estimated useful lives as follows:

          Buildings........................................... 10-40 years
          Operating facilities................................  8-12 years
          Other equipment.....................................   2-8 years

     Improvements that extend asset lives are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized as a component of depreciation expense.

     Deferred Charges and Other
     Deferred charges consist principally of license acquisition costs and debt acquisition costs. License acquisition costs are being amortized on a straight-line basis over the estimated useful lives of the licenses of up to 40 years. Debt acquisition costs are being amortized on a straight-line basis over the term of the related debt, ranging from five to ten years.

     Valuation of Long-Lived Assets
     The Company periodically evaluates the recoverability of its long-lived assets, including property and equipment and deferred charges using objective methodologies. Such methodologies include evaluations based on the cash flows generated by the underlying assets or other determinants of fair value.

     Revenue Recognition
     Service income is recognized as service is provided and is recorded net of long distance and roaming incollect charges. Credit risk is managed by disconnecting services to customers who are delinquent.

     Postretirement and Postemployment Benefits
     The estimated costs of retiree benefits and benefits for former or inactive employees, after employment but before retirement, are accrued and recorded as a charge to operations during the years the employees provide services. The Company's retiree benefit obligation is unfunded and all benefits are paid by Comcast.

     Income Taxes
     The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment.

     Derivative Financial Instruments
     The Company uses derivative financial instruments, including interest rate exchange agreements ("Swaps") and interest rate collar agreements ("Collars") to manage its exposure to fluctuations in interest rates. Swaps and Collars are matched with either fixed or variable rate debt and periodic cash payments are accrued on a settlement basis as an adjustment to interest expense. Any premiums associated with these instruments are amortized over their term and realized gains or losses as a result of the termination of the instruments are deferred and amortized over the remaining term of the underlying debt. Unrealized gains and losses as a result of these instruments are recognized when the underlying hedged item is extinguished or otherwise terminated.

     Those instruments that have been entered into by the Company to hedge exposure to interest rate risks are periodically examined by the Company to ensure that the instruments are matched with underlying liabilities, reduce the Company's risks relating to interest rates and, through market value and sensitivity analysis, maintain a high correlation to the interest expense or underlying value of the hedged item. For those instruments that do not meet the above criteria, variations in their fair value are marked-to-market on a current basis in the Company's consolidated statement of operations.

COMCAST CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     The Company does not hold or issue any derivative financial instruments for trading purposes and is not a party to leveraged instruments (see Note 4). The credit risks associated with the Company's derivative financial instruments are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although the Company may be exposed to losses in the event of nonperformance by the counterparties, the Company does not expect such losses, if any, to be significant.

     Reclassifications
     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to those classifications used in 1997.

3.   ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

     PCS License Acquisition
     In November 1997, the Company acquired twelve 10-MHz personal communications services ("PCS") licenses covering the Philadelphia and Allentown, PA markets from Comcast at Comcast's historical cost of $18.9 million. The cost of this acquisition was funded with proceeds from borrowings under the New Bank Facility (see Note 4). This acquisition was accounted for under the purchase method.

     Cellular Retail Stores
     In August 1996, the Company acquired twelve cellular retail stores and direct sales locations in Pennsylvania, New Jersey and Delaware, and related assets from Advanced Telecomm, Inc. for $6.5 million in cash. The Company accounted for the acquisition under the purchase method.

     Delaware 1 RSA
     In May 1996, the Company and Southwestern Bell Mobile Systems, through a partnership owned 50% by each of them, purchased the remaining 84% limited partnership interests of the Delaware 1 Rural Statistical Area ("RSA") Limited Partnership, the licensee of the non-wireline cellular license for the Kent and Sussex, DE RSA (the "Delaware 1 RSA") for $44.1 million in cash, of which the Company's share was $22.1 million. The surviving entity, C-SW Cellular Partnership, a Delaware general partnership, now holds the cellular license for the Delaware 1 RSA. American Cellular Network Corporation, an indirect wholly owned subsidiary of the Company, manages the daily operations of the C-SW Cellular Partnership's interest in the Delaware 1 RSA. The Company's investment of $28.6 million and $29.8 million as of December 31, 1997 and 1996, respectively, is accounted for under the equity method and is classified as investment in affiliate in the Company's consolidated balance sheet.

     Ocean County RSA
     In 1995, the Company completed its exchange agreement with McCaw Cellular Communications, Inc. whereby the Company acquired a 100% interest in the entity that held the Ocean County, NJ RSA (the "Ocean County RSA") non-wireline cellular license in exchange for the Company's Hunterdon County, NJ RSA cellular license and related assets, and $55.2 million in cash.

     Vineland/Atlantic City MSA
     In June 1995, the Company purchased all of the outstanding stock of United States Cellular Operating Company of Vineland, Inc. ("USCC/Vineland") from United States Cellular Corporation ("USCC") for $21.2 million in cash. USCC/Vineland held an approximate 80.4% interest in the Vineland Cellular Telephone Company, Inc. ("VCTC"), which holds the license to operate the non-wireline cellular telephone system serving the Vineland, NJ Metropolitan Statistical Area ("MSA"), and an approximate 9.3% interest in the non-wireline cellular telephone system for the Atlantic City, NJ MSA (the "Atlantic City Cellular System"). The entire cost of the acquisition of these interests was funded with the proceeds of a loan from Comcast, which was repaid during 1995. As of June 30, 1995, the Company began consolidating VCTC.

     In June 1996, the Company completed the acquisition of the license to operate the Atlantic City Cellular System and paid $7.5 million in cash. The Company began consolidating the Atlantic City Cellular System effective June 1, 1996. The Company accounted for the acquisitions under the purchase method.

COMCAST CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     Litigation Settlement
     The Company was involved in various civil lawsuits and administrative proceedings regarding the ownership, operation and transfer of the license for the Atlantic City Cellular System. In March 1995, the Company, Comcast, Telephone and Data Systems, Inc. ("TDS"), USCC, Ellis Thompson and Ellis Thompson Corporation entered into a Settlement Agreement (the "Settlement Agreement") with respect to outstanding civil litigation. In June 1996, the Company paid $21.6 million to TDS under the Settlement Agreement. The Company recorded the expenses related to the Settlement Agreement in its 1996 consolidated statement of operations.

     Cellular Rebuild
     In 1995, the Company purchased $172.0 million of switching and cell site equipment which replaced the existing switching and cell site equipment (the "Cellular Rebuild"). The Company substantially completed the Cellular Rebuild during 1995. Accordingly, during 1995, the Company charged $110.0 million to depreciation expense, which represented the difference between the net book value of the equipment replaced and the residual value realized upon its disposal.

4.   LONG-TERM DEBT

                                                                                       December 31,
                                                                                  1997             1996
     9 1/2% Senior Notes due 2007.................................             $998,435        $
     New Bank Facility............................................              225,000
     Zero Coupon Notes............................................                                602,819
     Term Loan....................................................                                300,000
     Revolving Credit Loan........................................                                355,000
     Other, due through 2001......................................                1,506             3,408
                                                                             ----------        ----------
                                                                              1,224,941         1,261,227
     Less current portion.........................................                  430             1,902
                                                                             ----------        ----------
                                                                             $1,224,511        $1,259,325
                                                                             ==========        ==========

     Maturities of long-term debt outstanding as of December 31, 1997 for the four years after 1998 are as follows (dollars in thousands):

         1999.................................................         $461
         2000.................................................          495
         2001.................................................          120
         2002.................................................           --

     As of December 31, 1997 and 1996, the Company's effective weighted average interest rate on its long-term debt outstanding was 8.88% and 9.09%, respectively.

     Senior Notes Offering
     In May 1997, the Company completed the sale of $1.0 billion principal amount of 9 1/2% Senior Notes due 2007 (the "Senior Notes") through a private offering with registration rights (the "Offering"). The Company used the net proceeds from the Offering to redeem its senior participating redeemable zero coupon notes (see "Redemption of Zero Coupon Notes" below) and to repay certain subsidiary indebtedness.

     Interest on the Senior Notes is payable in cash semi-annually on May 1 and November 1 of each year, commencing on November 1, 1997. The Senior Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after May 1, 2002 at a redemption price, initially of 104.75% of the principal amount of the Senior Notes and declining annually to 100% on May 1, 2005, plus accrued and unpaid interest, if any, to the date of redemption. In addition, prior to May 1, 2000, the Company may redeem the Senior Notes at a price equal to 108.5% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds from one or more Public Equity Offerings (as defined); provided, however, that at least 65% of the originally issued

COMCAST CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     principal amount of the Senior Notes would remain outstanding after giving effect to any such redemption. Upon the occurrence of a Change of Control Triggering Event (as defined), each holder of the Senior Notes will have the right to require the Company to repurchase such holder's Senior Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

     The Senior Notes are general unsecured obligations of the Company ranking senior to all subordinated Indebtedness (as defined) of the Company and pari passu in right of payment with all other existing and future unsecured unsubordinated Indebtedness (as defined) and other liabilities of the Company. The Senior Notes are subordinate to all liabilities, including trade payables, of the Company's subsidiaries.

     The indenture for the Senior Notes imposes certain limitations on the ability of the Company and its Restricted Subsidiaries (as defined) to, among other things, incur Indebtedness (as defined), make Restricted Payments (as defined), including the payment of cash dividends on the Company's Series A Preferred Stock (see Note 6), effect certain Asset Sales (as defined), enter into certain transactions with affiliates, merge or consolidate with any other person or transfer all or substantially all of their properties and assets.

     In October 1997, the Company completed an exchange of 100% of the Senior Notes for new notes (having the terms described above) which were registered under the Securities Act of 1933, as amended.

     Redemption of Zero Coupon Notes
     In May 1997, the Company used the net proceeds from the sale of the Senior Notes to redeem all of its Series A Senior Participating Redeemable Zero
     Coupon Notes Due 2000 and Series B Senior Participating Redeemable Zero Coupon Notes Due 2000 (together, the "Zero Coupon Notes"), including the Zero Coupon Notes held by CCCI, and Comcast Financial Corporation ("CFC"), a wholly owned subsidiary of Comcast. Unamortized debt acquisition costs related to the Zero Coupon Notes were not significant. As of the redemption date, the Zero Coupon Notes had an aggregate accreted value of $742.4 million, including the Zero Coupon Notes held by CCCI and CFC with accreted values of $114.1 million and $161.5 million, respectively. On the redemption date, CFC used the $161.5 million received upon redemption of the Zero Coupon Notes held by it to purchase 1,614.775 shares of the Company's newly authorized $.01 par value, Series A Preferred Stock (see
     Note 6). The Company contributed the $161.5 million received from the sale of its Series A Preferred Stock and the remaining net proceeds from the Offering, totaling $228.8 million, to CCCI to repay a portion of the amounts outstanding under its $1.3 billion credit agreement with certain banks (the "Credit Agreement").

     Repayment of Term Loan and Revolving Credit Loan
     The Credit Agreement provided for a term loan in the principal amount of $300.0 million due 2004 (the "Term Loan") and a reducing revolving credit facility of up to $1.0 billion (the "Revolving Credit Loan"). In May 1997, subsequent to the Offering, CCCI canceled $575.0 million of its Revolving Credit Loan, thereby reducing the $1.0 billion commitment to $425.0 million. CCCI used the amounts contributed by the Company and the proceeds received upon redemption of the Zero Coupon Notes held by it (aggregating $504.4 million), as well as available cash, to repay the Term Loan and $205.0 million under the Revolving Credit Loan.

     In October 1997, the Company refinanced the Revolving Credit Loan with the proceeds from borrowings under a new $400.0 million credit agreement (the "New Bank Facility") with certain banks, which consists of a $300.0 million five and one-quarter year revolving credit facility (the "Tranche A Facility") and a $100.0 million 364-day revolving credit facility (the "Tranche B Facility"). Amounts outstanding under the Tranche B Facility at the end of the 364-day period are convertible, at the Company's option, into a four and one-quarter year term loan. Borrowings under the New Bank Facility bear interest at a rate equal to, at the option of the Company, either (a) the greater of the (i) prime rate or (ii) the federal funds rate plus 1/2% or (b) the Applicable Margin, as defined based on CCCI's leverage ratio, plus the London Interbank Offered Rate. Initial borrowings under the Tranche A Facility were used principally to repay existing debt, to pay interest on the Senior Notes, to purchase twelve 10-MHz PCS licenses from Comcast (see Note 3), and to repay previously deferred management fees to Comcast (see Note 7). As of December 31, 1997, the Company had outstanding $225.0 million under the New Bank Facility.

COMCAST CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     Borrowings under the New Bank Facility are senior to the Senior Notes. The New Bank Facility contains various covenants, including financial covenants restricting changes in control (or making such an event of default) and limiting the payment of dividends, distributions and loans and advances to the Company.

     Extraordinary Items
     Extraordinary items for the year ended December 31, 1997 of $10.7 million consist of unamortized debt acquisition costs and debt extinguishment costs of $16.4 million, net of related tax benefit of $5.7 million, expensed in connection with the refinancing of the Company's existing credit facility with the proceeds from the offering of the Senior Notes in May 1997 and borrowings under the New Bank Facility in November 1997.

     Extraordinary items for the year ended December 31, 1995 of $3.0 million consist of unamortized debt acquisition costs of $4.7 million, net of related tax benefit of $1.7 million, expensed in connection with the refinancing of a portion of its outstanding debt with the proceeds from borrowings under the Credit Agreement.

     Interest Rate Risk Management
     The Company is exposed to market risk including changes in interest rates. To manage the volatility relating to these exposures, the Company enters into various derivative transactions pursuant to the Company's policies in areas such as counterparty exposure and hedging practices. Positions are monitored using techniques including market value and sensitivity analyses.

     The use of interest  rate risk  management  instruments,  such as Swaps and
     Collars, was required under the terms of certain of the Company's previously outstanding debt agreements. The Company's policy is to manage interest costs using a mix of fixed and variable rate debt. Using Swaps, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Collars limit the Company's exposures to and benefits from interest rate fluctuations on variable rate debt to within a range of rates.

     The following table summarizes the terms of the Company's existing Swap and Collars as of December 31, 1997 and 1996 (dollars in thousands):

                                                              Notional                            Average
                                                               Amount        Maturities        Interest Rate
     As of December 31, 1997
     Variable to Fixed Swap..........................           $50,000         1998               5.65%

     As of December 31, 1996
     Variable to Fixed Swap..........................           $50,000         1998               5.65%
     Collars.........................................           220,000         1997           6.78% / 5.38%

     The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. While Swaps and Collars represent an integral part of the Company's interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 1997, 1996 and 1995 was not significant.

     Estimated Fair Value
     The Company's long-term debt had carrying amounts of $1.225 billion and $1.261 billion and estimated fair values of $1.274 billion and $1.113 billion as of December 31, 1997 and 1996, respectively. The estimated fair value of the Company's publicly traded debt is based on quoted market prices for that debt. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available.

     The difference between the carrying values and estimated fair values of the Company's derivative financial instruments was not significant as of December 31, 1997 and 1996, and has been estimated based upon amounts at which such items could be settled.

COMCAST CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


5.   INVESTMENT IN AND DUE TO AFFILIATES

     In 1992, a subsidiary of AWACS, Inc., an indirect subsidiary of the Company, issued a note (the "AWACS Note") with an initial principal amount of $51.0 million to purchase, from a subsidiary of Comcast, a 40% limited partnership interest in Garden State Cablevision L.P. ("Garden State Cablevision"). The AWACS Note bears interest at a rate of 11% per annum. Interest is payable on a quarterly basis to the extent of available cash, with any unpaid interest added to principal. Interest expense on the AWACS Note was $5.2 million, $8.2 million, and $7.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. From the date of issuance through December 31, 1997, $35.5 million of principal and interest has been paid on the AWACS Note with the proceeds from distributions from Garden State Cablevision. The balance of the AWACS Note is due on demand. Accordingly, such balance has been classified as current in the Company's consolidated balance sheet as of December 31, 1997.

6.   MANDATORILY REDEEMABLE PREFERRED STOCK

     During 1997, the Company authorized 10,000 shares of $.01 par value preferred stock and designated 5,200 of such shares as Series A Preferred Stock. In May 1997, the Company issued 1,614.775 shares of its mandatorily redeemable Series A Preferred Stock to CFC. Each holder of the Series A Preferred Stock is entitled to receive cumulative cash dividends at the annual rate of $12,000 per share, payable semi-annually on May 1 and November 1 each year, in arrears. At the option of the Company, by declaration of the Company's Board of Directors, dividends may be paid in additional shares of Series A Preferred Stock (the "Additional Shares") instead of cash through May 1, 2007. To the extent dividends are paid in Additional Shares, such Additional Shares shall be valued at $100,000 per share with a liquidation value of $100,000 per share. The Series A Preferred Stock is redeemable, at the option of the Company, at any time prior to May 2, 2007, at a redemption price of $100,000 per share, plus accrued and unpaid dividends, and is mandatorily redeemable on May 2, 2007 after final maturity of the Senior Notes, subject to certain conditions. The Series A Preferred Stock is generally non-voting.

7.   RELATED PARTY TRANSACTIONS

     Comcast and CCCI were parties to a management agreement (the "Old Management Agreement") pursuant to which Comcast managed the business and operations of CCCI. In May 1997, subsequent to the redemption of the Zero Coupon Notes, the Old Management Agreement was terminated and replaced with a new management agreement (the "New Management Agreement") which provides for an annual management fee of 1.5% of revenues. The New Management Agreement eliminated the prior management fee which was limited to $5.0 million, subject to annual increases based on the consumer price index. The New Management Agreement has a ten year term. Management fees of $6.4 million, $5.5 million and $5.5 million were charged to selling, general and administrative expenses during the years ended December 31, 1997, 1996 and 1995, respectively (on a pro forma basis, giving effect to the New Management Agreement, management fees for the years ended December 31, 1997, 1996 and 1995 would have been $6.7 million, $6.4 million and $5.6 million, respectively). For the year ended December 31, 1995, CCCI was charged additional management fees of $2.7 million pursuant to the Old Management Agreement. As of December 31, 1996, deferred management fees payable, which are included in long-term investment in and due to affiliates in the Company's consolidated balance sheet, totaled $14.7 million. In November 1997, the Company repaid $17.0 million of previously deferred management fees to Comcast with a portion of the proceeds from the initial borrowings under the New Bank Facility (see Note 4).

8.   INCOME TAXES

     Comcast, the Company and CCCI have entered into a tax sharing agreement (the "Tax Sharing Agreement") whereby, the Company joins with Comcast in filing a consolidated federal income tax return. Comcast allocates income tax expense or benefit to the Company as if the Company was filing a separate federal income tax return. Tax benefits from both losses and tax credits are made available to the Company as it is able to realize such benefits on a separate return basis. The Company is required to pay to Comcast for income taxes an amount equal to that amount of tax the Company would pay if it filed a separate tax return. Subsidiaries which were less than 80% owned

COMCAST CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)


     have been excluded from the Tax Sharing Agreement, as they were not members of the Comcast consolidated group for tax purposes. Accordingly, their tax liabilities have been determined on a separate company basis.

     Significant components of the Company's net deferred tax liability are as follows (dollars in thousands):

                                                                                             December 31,
                                                                                        1997              1996
     Deferred tax liabilities:
         Difference between book and tax basis of property and equipment........       $397,658         $394,308
                                                                                       --------         --------
     Deferred tax assets:
         Net operating loss carryforwards.......................................        180,096          147,953
         Difference between book and tax basis of property and equipment and
           deferred charges.....................................................         24,911           24,911
         Less valuation allowance...............................................        (35,293)         (35,293)
                                                                                       --------         --------
                                                                                        169,714          137,571
                                                                                       --------         --------
         Net deferred tax liability.............................................       $227,944         $256,737
                                                                                       ========         ========

     Income tax benefit consists of the following components (dollars in thousands):

                                                                             Year Ended December 31,
                                                                     1997             1996              1995
     Current expense
         Federal..........................................           $                $                   $1,932
         State............................................                180               313              921
                                                                     --------          --------         --------
                                                                          180               313            2,853
                                                                     --------          --------         --------
     Deferred benefit
         Federal..........................................            (20,714)          (36,836)         (60,571)
         State............................................             (2,333)           (1,544)          (5,226)
                                                                     --------          --------         --------
                                                                      (23,047)          (38,380)         (65,797)
                                                                     --------          --------         --------
     Income tax benefit...................................           ($22,867)         ($38,067)        ($62,944)
                                                                     ========          ========         ========

     The effective income tax benefit of the Company differs from the statutory amount because of the effect of the following items (dollars in thousands):

                                                                             Year Ended December 31,
                                                                     1997             1996              1995

     Federal tax at statutory rate........................           ($21,981)         ($37,678)        ($60,453)
     State income taxes, net of federal benefit...........             (1,400)             (800)          (2,798)
     Other, net...........................................                514               411              307
                                                                     --------          --------         --------
     Income tax benefit...................................           ($22,867)         ($38,067)        ($62,944)
                                                                     ========          ========         ========

     As of December 31, 1997, the Company has available net operating loss carryforwards of approximately $459.0 million for which a deferred tax asset has been recorded and which expire through the year 2012.

9.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest of $72.8 million, $48.7 million and $33.7 million during the years ended December 31, 1997, 1996 and 1995, respectively.

     The Company made cash payments for income taxes of $0.4 million, $0.8 million and $7.5 million during the years ended December 31, 1997, 1996 and 1995, respectively.

COMCAST CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Concluded)

10.  COMMITMENTS AND CONTINGENCIES

     The Company leases certain office and transmissions facilities under noncancellable operating leases expiring on various dates through 2039. The leases generally provide for fixed annual rentals plus certain real estate taxes and other costs. Rental expense of $11.5 million, $10.5 million and $7.6 million for 1997, 1996 and 1995, respectively, has been charged to operations.

     As  of  December   31,  1997,   the  minimum   rental   commitments   under
     noncancellable operating leases are as follows (dollars in thousands):

          1998...................................................  $11,575
          1999...................................................   10,341
          2000...................................................    9,055
          2001...................................................    6,903
          2002...................................................    6,212
          Thereafter.............................................   24,930

     The Company is subject to claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

The information called for by Item 10, Directors and Executive Officers of the Registrant, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management, and Item 13, Certain Relationships and Related Transactions is omitted pursuant to Securities and Exchange Commission General Instruction I of Form 10-K.

                                     PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following consolidated financial statements of the Company are included in Part II, Item 8:

         Independent Auditors' Report.........................................11
         Consolidated Balance Sheet--December 31, 1997 and 1996...............12
         Consolidated Statement of Operations--Years
           Ended December 31, 1997, 1996 and 1995.............................13
         Consolidated Statement of Cash Flows--Years
           Ended December 31, 1997, 1996 and 1995.............................14
         Consolidated Statement of Stockholder's Deficiency--Years
           Ended December 31, 1997, 1996 and 1995.............................15
         Notes to Consolidated Financial Statements...........................16

     (b) (i) The following financial statement schedule required to be filed by Item 14(d) of Form 10-K is included in Part IV:

                  Schedule II - Valuation and Qualifying Accounts

               All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

     (c) Reports on Form 8-K

          (i) The Company filed a Current Report on Form 8-K under Item 5 on October 27, 1997 relating to the change in control of the Registrant.

     (d)  Exhibits required to be filed by Item 601 of Regulation S-K:

          3.1 Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement S-4, as amended, filed on September 30, 1997).

          3.2       By-laws of the Company (incorporated by reference to Exhibit
                    3.2 to the Company's Registration Statement S-4, as amended, filed on September 30, 1997).

          4.1 Indenture dated as of May 8, 1997 by and between the Company and The Bank of New York, as Trustee, in respect of the 9 1/2% Senior Notes due 2007 (including the form of Notes) (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement S-4, as amended, filed on September 30, 1997).

          10.1 Management Agreement dated as of May 20, 1997 by and between Comcast Corporation ("Comcast") and CCCI (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement S-4, as amended, filed on September 30, 1997).

          10.2 Tax Sharing Agreement dated as of March 5, 1992 by and among the Company, Comcast Cellular Corporation, Comcast and CCCI, as amended May 20, 1997 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement S-4, as amended, filed on September 30, 1997).

          10.3 Credit Agreement dated as of October 14, 1997 among the Company, the banks listed therein, The Bank of New York, Barclays Bank PLC, The Chase Manhattan Bank, N.A., PNC Bank National Association, and the Toronto-Dominion Bank, as Arranging Agents, and Toronto Dominion (Texas), Inc., as Administrative Agent.

          12.1      Statement  re:  Computation  of Ratio of  Earnings  to Fixed
                    Charges.

          27.1      Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on March 25,1998.

                                            Comcast Cellular Corporation



                                            By: /s/ Brian L. Roberts
                                                -------------------------------
                                                Brian L. Roberts
                                                President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                            DATE

/s/ Ralph J. Roberts
---------------------------
Ralph J. Roberts                Chairman; Director                 March 25,1998


/s/ Julian A. Brodsky
---------------------------
Julian A. Brodsky               Vice Chairman; Director            March 25,1998


/s/ Brian L. Roberts
---------------------------
Brian L. Roberts                President; Director                March 25,1998
                                (Principal Executive Officer)

/s/ Lawrence S. Smith
---------------------------
Lawrence S. Smith               Executive Vice President           March 25,1998
                                (Principal Accounting Officer)

/s/ John R. Alchin
---------------------------
John R. Alchin                  Senior Vice President, Treasurer   March 25,1998
                                (Principal Financial Officer)

/s/ Stanley L. Wang
---------------------------
Stanley L. Wang                 Senior Vice President, Secretary;  March 25,1998
                                Director

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholder
Comcast Cellular Corporation
Wilmington, Delaware


We have audited the consolidated financial statements of Comcast Cellular Corporation (the "Company"), the successor to a merger between the Company and Comcast Cellular Holdings, Inc., (a wholly owned subsidiary of Comcast Corporation) and its subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 23, 1998; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
February 23, 1998

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                 (In thousands)

                                                                   Additions
                                                     Balance at   Charged to    Deductions    Balance
                                                      Beginning    Costs and       from       at End
                                                       of Year     Expenses     Reserves(A)   of Year
Allowance for Doubtful Accounts

   1997.....................................            $3,148       $9,502       $6,294       $6,356

   1996.....................................             3,264       14,032       14,148        3,148

   1995.....................................             2,796        7,268        6,800        3,264



(A) Uncollectible accounts written off.