Form 10-Q
period 1998-03-31
COMCAST CELLULAR CORP
filed 1998-05-14
CIK 1041854

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

                                 MARCH 31, 1998
                                       OR

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

                        Commission File Number 333-31009

                          COMCAST CELLULAR CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                       23-2687447
--------------------------------------------------------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

              1105 North Market Street, Wilmington, Delaware 19801
--------------------------------------------------------------------------------

                    (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number, including area code:  (302) 427-8991
                                                    ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

         Yes  __X__                                        No ____

                           --------------------------

As of March 31, 1998, there were 100 shares of Common Stock outstanding.

The Registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS


                                                                          Page
                                                                         Number

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Condensed Consolidated Balance
                   Sheet as of March 31, 1998 and December 31,
                   1997 (Unaudited)..........................................2

                   Condensed Consolidated Statement of
                   Operations and Accumulated Deficit for
                   the Three Months Ended March 31,
                   1998 and 1997 (Unaudited).................................3

                   Condensed Consolidated Statement of Cash
                   Flows for the Three Months Ended March 31,
                   1998 and 1997 (Unaudited).................................4

                   Notes to Condensed Consolidated
                   Financial Statements (Unaudited)......................5 - 6

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations............................................7 - 8

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings.........................................9

          Item 6.  Exhibits and Reports on Form 8-K..........................9

          SIGNATURE.........................................................10

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

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                 (Dollars in thousands, except share data)
                                                                                        March 31,       December 31,
                                                                                           1998             1997
ASSETS

CURRENT ASSETS
   Cash and cash equivalents....................................................          $10,766            $4,692
   Accounts receivable, less allowance for doubtful accounts
     of $6,469 and $6,356.......................................................           57,118            59,252
   Inventories..................................................................           11,643            14,154
   Other current assets.........................................................            2,972             3,147
                                                                                       ----------        ----------
     Total current assets.......................................................           82,499            81,245
                                                                                       ----------        ----------
INVESTMENT IN AFFILIATE.........................................................           28,379            28,570
                                                                                       ----------        ----------
PROPERTY AND EQUIPMENT..........................................................          600,326           595,861
   Accumulated depreciation.....................................................         (202,777)         (182,632)
                                                                                       ----------        ----------
   Property and equipment, net..................................................          397,549           413,229
                                                                                       ----------        ----------
DEFERRED CHARGES AND OTHER......................................................        1,275,769         1,275,861
   Accumulated amortization.....................................................         (329,192)         (321,450)
                                                                                       ----------        ----------
   Deferred charges and other, net..............................................          946,577           954,411
                                                                                       ----------        ----------
                                                                                       $1,455,004        $1,477,455
                                                                                       ==========        ==========

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES
   Accounts payable and accrued expenses........................................          $75,886          $100,159
   Accrued interest.............................................................           40,884            17,388
   Current portion of long-term debt............................................              542               430
   Due to affiliates............................................................           53,238            47,116
                                                                                       ----------        ----------
     Total current liabilities..................................................          170,550           165,093
                                                                                       ----------        ----------
LONG-TERM DEBT, less current portion............................................        1,214,425         1,224,511
                                                                                       ----------        ----------
INVESTMENT IN AND DUE TO AFFILIATE..............................................           98,843            99,014
                                                                                       ----------        ----------
DEFERRED INCOME TAXES...........................................................          221,126           227,944
                                                                                       ----------        ----------
MINORITY INTEREST AND OTHER.....................................................            6,854             5,878
                                                                                       ----------        ----------

COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE PREFERRED STOCK HELD BY AFFILIATE........................          178,708           173,602
                                                                                       ----------        ----------

STOCKHOLDER'S DEFICIENCY
   Common stock, $.01 par value - authorized, 1,000 shares;
     issued, 100 shares ........................................................
   Additional capital...........................................................          483,195           488,301
   Accumulated deficit..........................................................         (918,697)         (906,888)
                                                                                       ----------        ----------
     Total stockholder's deficiency.............................................         (435,502)         (418,587)
                                                                                       ----------        ----------
                                                                                       $1,455,004        $1,477,455
                                                                                       ==========        ==========

See notes to condensed consolidated financial statements.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                                            (Dollars in thousands)
                                                                                         Three Months Ended March 31,
                                                                                           1998               1997
SERVICE INCOME, net.............................................................         $105,386          $104,079
                                                                                        ---------         ---------

COSTS AND EXPENSES
   Operating....................................................................            9,356             9,884
   Selling, general and administrative..........................................           58,117            57,119
   Depreciation and amortization................................................           27,994            28,005
                                                                                        ---------         ---------
                                                                                           95,467            95,008
                                                                                        ---------         ---------

OPERATING INCOME................................................................            9,919             9,071

OTHER (INCOME) EXPENSE
   Interest expense.............................................................           28,578            29,448
   Investment income............................................................             (330)             (451)
   Equity in net losses of affiliates...........................................               20             2,121
   Other........................................................................              228               169
                                                                                        ---------         ---------
                                                                                           28,496            31,287
                                                                                        ---------         ---------


LOSS BEFORE INCOME TAX BENEFIT..................................................          (18,577)          (22,216)

INCOME TAX BENEFIT..............................................................           (6,768)           (7,924)
                                                                                        ---------         ---------

NET LOSS........................................................................          (11,809)          (14,292)

PREFERRED DIVIDENDS.............................................................           (5,106)
                                                                                        ---------         ---------

NET LOSS FOR COMMON STOCKHOLDER.................................................         ($16,915)         ($14,292)
                                                                                        =========         =========

ACCUMULATED DEFICIT
   Beginning of period..........................................................        ($906,888)        ($856,280)
   Net loss.....................................................................          (11,809)          (14,292)
                                                                                        ---------         ---------

   End of period................................................................        ($918,697)        ($870,572)
                                                                                        =========         =========

See notes to condensed consolidated financial statements.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                           (Dollars in thousands)
                                                                                        Three Months Ended March 31,
                                                                                           1998              1997
OPERATING ACTIVITIES
   Net loss.....................................................................         ($11,809)         ($14,292)
   Adjustments to reconcile net loss to net cash provided
    by operating activities:
     Depreciation and amortization..............................................           27,994            28,005
     Non-cash interest expense..................................................            1,414            17,504
     Equity in net losses of affiliates.........................................               20             2,121
     Minority interest..........................................................              265               227
     Deferred management fees...................................................                              1,428
     Deferred income taxes and other............................................           (6,107)           (8,569)
                                                                                         --------          --------
                                                                                           11,777            26,424

     Decrease in net accounts receivable, inventories and other current assets..            4,820             6,905
     Decrease in accounts payable and accrued expenses..........................          (24,273)          (10,092)
     Increase in accrued interest...............................................           23,496               720
                                                                                         --------          --------

           Net cash provided by operating activities............................           15,820            23,957
                                                                                         --------          --------

FINANCING ACTIVITIES
   Proceeds from borrowings of long-term debt...................................                             20,000
   Repayments of long-term debt.................................................          (10,000)              (98)
   Deferred financing costs.....................................................              (79)
   Net transactions with affiliates.............................................            4,734              (689)
                                                                                         --------          --------

           Net cash (used in) provided by financing activities..................           (5,345)           19,213
                                                                                         --------          --------

INVESTING ACTIVITIES
   Capital expenditures.........................................................           (4,389)          (17,906)
   Other........................................................................              (12)              195
                                                                                         --------          --------

           Net cash used in investing activities................................           (4,401)          (17,711)
                                                                                         --------          --------

INCREASE IN CASH AND CASH EQUIVALENTS...........................................            6,074            25,459

CASH AND CASH EQUIVALENTS, beginning of period..................................            4,692             4,980
                                                                                         --------          --------

CASH AND CASH EQUIVALENTS, end of period........................................          $10,766           $30,439
                                                                                         ========          ========

See notes to condensed consolidated financial statements.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1997 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of March 31, 1998 and the condensed consolidated statements of operations and accumulated deficit and of cash flows for the three months ended March 31, 1998 and 1997 have been prepared by Comcast Cellular Corporation (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1998 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 1998 are not necessarily indicative of operating results for the full year.

     Reclassifications
     Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 1998.

2.   LONG-TERM DEBT

     As of March 31, 1998, Comcast Cellular Communications, Inc. ("CCCI"), a wholly-owned subsidiary of the Company, had outstanding $215.0 million under its revolving credit facility. In May 1998, CCCI borrowed an additional $35.0 million under its revolving credit facility, the proceeds of which were used, together with available cash, to pay semi-annual interest related to the Company's 9 1/2% Senior Notes due 2007 (the "Senior Notes").

     As of March 31, 1998 and December 31, 1997, the Company's effective weighted average interest rate on its long-term debt outstanding was 8.87% and 8.88%, respectively.

3.   INVESTMENT IN AND DUE TO AFFILIATE

     In 1992, AWACS Garden State, Inc. ("AWACS Garden State"), an indirect subsidiary of the Company, issued a note (the "AWACS Note") with an initial principal amount of $51.0 million to purchase, from a subsidiary of Comcast Corporation ("Comcast"), the Company's parent, a 40% limited partnership interest in Garden State Cablevision L.P. ("Garden State Cablevision"). The AWACS Note bears interest at a rate of 11% per annum. Interest is payable on a quarterly basis to the extent of available cash, with any unpaid interest added to principal. Interest expense on the AWACS Note was $1.4 million and $1.2 million during the three months ended March 31, 1998 and 1997, respectively. From the date of issuance through March 31, 1998, $35.5 million of principal and interest has been paid on the AWACS Note with the proceeds from distributions from Garden State Cablevision. The balance of the AWACS Note of $51.8 million and $50.4 million, as of March 31, 1998 and December 31, 1997, respectively, is due on demand. Accordingly, such balance has been classified as current in the Company's condensed consolidated balance sheet.

     Effective April 1, 1998, the Company transferred AWACS Garden State to a wholly owned subsidiary of Comcast at net book value. As of March 31, 1998 and for the three months then ended, the Company's investment in Garden State Cablevision, classified as investment in and due to affiliate, and its equity in net income of Garden State Cablevision was $98.8 million and $0.2 million, respectively.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

4.   RELATED PARTY TRANSACTIONS

     Comcast and CCCI were parties to a management agreement (the "Old Management Agreement") pursuant to which Comcast managed the business and operations of CCCI. In May 1997, the Old Management Agreement was
     terminated and replaced with a new management agreement (the "New Management Agreement") which provides for an annual management fee of 1.5% of revenues. The New Management Agreement eliminated the prior management fee which was limited to $5.0 million, subject to annual increases based on the consumer price index. The New Management Agreement has a ten year term. Management fees of $1.6 million and $1.4 million were charged to selling, general and administrative expenses during the three months ended March 31, 1998 and 1997, respectively (on a pro forma basis, giving effect to the New Management Agreement, management fees for the three months ended March 31, 1997 would have been $1.6 million).

     During 1997, the Company authorized 10,000 shares of $.01 par value preferred stock and designated 5,200 of such shares as Series A Preferred Stock. In May 1997, the Company issued 1,614.775 shares of its mandatorily redeemable Series A Preferred Stock to Comcast Financial Corporation, a wholly owned subsidiary of Comcast. Each holder of the Series A Preferred Stock is entitled to receive cumulative cash dividends at the annual rate of $12,000 per share, payable semi-annually on May 1 and November 1 each year, in arrears. At the option of the Company, by declaration of the Company's Board of Directors, dividends may be paid in additional shares of Series A Preferred Stock (the "Additional Shares") instead of cash through May 1, 2007. To the extent dividends are paid in Additional Shares, such Additional Shares shall be valued at $100,000 per share with a liquidation value of $100,000 per share. The Series A Preferred Stock is redeemable, at the option of the Company, at any time prior to May 2, 2007, at a redemption price of $100,000 per share, plus accrued and unpaid dividends, and is mandatorily redeemable on May 2, 2007 after final maturity of the Senior Notes, subject to certain conditions. The Series A Preferred Stock is generally non-voting. During the three months ended March 31, 1998, the Company accrued $5.1 million of dividends on the Series A Preferred Stock, with a corresponding reduction in additional capital. Such amount has been excluded from the Company's condensed consolidated statement of cash flows due to its noncash nature.

5.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company  made cash  payments  for  interest  of $3.7  million and $11.2
     million   during  the  three   months   ended  March  31,  1998  and  1997,
     respectively.

6.   CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information for this item is omitted pursuant to Securities and Exchange Commission General Instruction to Form 10-Q, except as noted below.

Results of Operations

Summarized consolidated financial information for Comcast Cellular Corporation (the "Company") for the three months ended March 31, 1998 and 1997 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                       Three Months Ended
                                                            March 31,                     Increase / (Decrease)
                                                     1998              1997               $                 %
Service income, net..............................    $105.4           $104.1             $1.3            1.2%
Operating, selling, general and administrative
     expenses....................................      67.5             67.0              0.5            0.7
                                                     ------           ------
Operating income before depreciation and
     amortization (1)............................      37.9             37.1              0.8            2.2
Depreciation and amortization....................      28.0             28.0
                                                     ------           ------
Operating income.................................       9.9              9.1              0.8            8.8
                                                     ------           ------
Interest expense.................................      28.6             29.4             (0.8)          (2.7)
Investment income................................      (0.3)            (0.4)            (0.1)         (25.0)
Equity in net losses of affiliates...............                        2.1             (2.1)            NM
Other............................................       0.2              0.2
Income tax benefit...............................      (6.8)            (7.9)            (1.1)         (13.9)
                                                     ------           ------
     Net loss....................................    ($11.8)          ($14.3)           ($2.5)         (17.5%)
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

Of the $1.3 million increase in service income for the three month period from 1997 to 1998, $2.2 million is attributable to subscriber growth, offset, in part, by a decrease of $0.9 million primarily attributable to the increased use of promotional and free minute plans offered to subscribers. These plans generally have higher access fees and increase the minutes of use per subscriber while lowering the average rate per minute of use.

The $0.5 million increase in operating, selling, general and administrative expenses for the three month period from 1997 to 1998 is primarily attributable to an increase in commission costs associated with more gross sales in 1998 and increased labor costs, offset, in part, by improved bad debt experience as a result of stronger credit procedures.

Comcast Corporation ("Comcast"), the Company's parent, and Comcast Cellular Communications, Inc. ("CCCI"), a wholly owned subsidiary of the Company, were parties to a management agreement (the "Old Management Agreement") pursuant to which Comcast managed the business and operations of CCCI. In May 1997, the Old Management Agreement was terminated and replaced with a new management agreement (the "New Management Agreement") which provides for an annual management fee of 1.5% of revenues. The New Management Agreement eliminated the prior

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998


management fee which was limited to $5.0 million, subject to annual increases based on the consumer price index. The New Management Agreement has a ten year term. Management fees of $1.6 million and $1.4 million were charged to selling, general and administrative expenses during the three months ended March 31, 1998 and 1997, respectively (on a pro forma basis, giving effect to the New Management Agreement, management fees for the three months ended March 31, 1997 would have been $1.6 million).

The $0.8 million decrease in interest expense for the three month period from 1997 to 1998 is primarily due to the effects of lower levels of debt outstanding, offset, in part, by the effects of an increase in the Company's effective weighted average interest rate.

In 1992, AWACS Garden State, Inc. ("AWACS Garden State"), an indirect subsidiary of the Company, issued a note (the "AWACS Note") with an initial principal amount of $51.0 million to purchase, from a subsidiary of Comcast, a 40% limited partnership interest in Garden State Cablevision L.P. ("Garden State Cablevision"). The AWACS Note bears interest at a rate of 11% per annum. Interest is payable on a quarterly basis to the extent of available cash, with any unpaid interest added to principal. Interest expense on the AWACS Note was $1.4 million and $1.2 million during the three months ended March 31, 1998 and 1997, respectively.

Under the terms of the partnership agreement, 49.5% of Garden State Cablevision's net (income) losses are allocated to the Company. During the three months ended March 31, 1998 and 1997, the Company recognized equity in net (income) losses of Garden State Cablevision of ($0.2) million and $1.8 million, respectively.

Effective April 1, 1998, the Company transferred AWACS Garden State to a wholly owned subsidiary of Comcast at net book value. As of March 31, 1998, the Company's investment in Garden State Cablevision, classified as investment in and due to affiliate in the Company's condensed consolidated balance sheet, was $98.8 million.

The $1.1 million decrease in income tax benefit for the three month period from 1997 to 1998 is primarily attributable to the decrease in the Company's loss before income tax benefit.

For the three months ended March 31, 1998 and 1997, the Company's earnings before income tax benefit, equity in net losses of affiliates and fixed charges (interest expense) was $10.0 million and $9.4 million, respectively. Such earnings were not adequate to cover the Company's fixed charges of $28.6 million and $29.4 million for these periods, respectively. Fixed charges include non-cash interest expense of $1.4 million and $17.5 million for the three months ended March 31, 1998 and 1997, respectively. The inadequacy of the Company's earnings to cover fixed charges is primarily due to substantial non-cash charges for depreciation and amortization expense of $28.0 million during each of the three months ended March 31, 1998 and 1997.

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

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The Company is not party to litigation which, in the opinion of the Company's management, will have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

          27.1 Financial Data Schedule.

     (b)  Reports on Form 8-K:

          (i) The Registrant filed a Current Report on Form 8-K under Item 5 on February 9, 1998 relating to the merger of Comcast Cellular Holdings, Inc. into Comcast Cellular Corporation, effective December 23, 1997.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998




                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 COMCAST CELLULAR CORPORATION
                                                 -------------------------------






                                                  /S/ LAWRENCE S. SMITH
                                                  ------------------------------
                                                  Lawrence S. Smith
                                                  Executive Vice President
                                                  (Principal Accounting Officer)



Date: May 14, 1998