Form 10-Q
period 1998-06-30
COMCAST CELLULAR CORP
filed 1998-08-14
CIK 1041854

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

                                  JUNE 30, 1998
                                       OR

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

         Yes  X                                     No ___

                           --------------------------

As of June 30, 1998, there were 100 shares of Common Stock outstanding.

The Registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                Number
PART I.           FINANCIAL INFORMATION

                  Item 1.       Financial Statements

                                Condensed Consolidated Balance
                                Sheet as of June 30, 1998 and December 31,
                                1997 (Unaudited)......................................................2

                                Condensed Consolidated Statement of
                                Operations and Accumulated Deficit for
                                the Six and Three Months Ended June 30,
                                1998 and 1997 (Unaudited).............................................3

                                Condensed Consolidated Statement of Cash
                                Flows for the Six Months Ended June 30,
                                1998 and 1997 (Unaudited).............................................4

                                Notes to Condensed Consolidated
                                Financial Statements (Unaudited)..................................5 - 6

                  Item 2.       Management's Discussion and Analysis
                                of Financial Condition and Results of
                                Operations........................................................7 - 9

PART II.          OTHER INFORMATION

                  Item 1.       Legal Proceedings....................................................10

                  Item 6.       Exhibits and Reports on Form 8-K.....................................10

                  SIGNATURE..........................................................................11

                           --------------------------

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

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                (Dollars in thousands, except share data)
                                                                                         June 30,       December 31,
                                                                                           1998             1997
                                                                                           ----             ----
ASSETS

CURRENT ASSETS
   Cash and cash equivalents....................................................          $10,379            $4,692
   Accounts receivable, less allowance for doubtful accounts
     of $6,597 and $6,356.......................................................           69,721            59,252
   Inventories..................................................................           14,938            14,154
   Due from affiliates..........................................................              660
   Other current assets.........................................................            3,678             3,147
                                                                                       ----------        ----------
     Total current assets.......................................................           99,376            81,245
                                                                                       ----------        ----------
INVESTMENT IN AFFILIATE.........................................................           28,390            28,570
                                                                                       ----------        ----------
PROPERTY AND EQUIPMENT..........................................................          612,174           595,861
   Accumulated depreciation.....................................................         (222,413)         (182,632)
                                                                                       ----------        ----------
   Property and equipment, net..................................................          389,761           413,229
                                                                                       ----------        ----------
DEFERRED CHARGES AND OTHER......................................................        1,276,150         1,275,861
   Accumulated amortization.....................................................         (338,042)         (321,450)
                                                                                       ----------        ----------
   Deferred charges and other, net..............................................          938,108           954,411
                                                                                       ----------        ----------
                                                                                       $1,455,635        $1,477,455
                                                                                       ==========        ==========

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES
   Accounts payable and accrued expenses........................................          $77,770          $100,159
   Accrued interest.............................................................           16,820            17,388
   Current portion of long-term debt............................................              552               430
   Due to affiliates............................................................                             47,116
                                                                                       ----------        ----------
     Total current liabilities..................................................           95,142           165,093
                                                                                       ----------        ----------
LONG-TERM DEBT, less current portion............................................        1,249,338         1,224,511
                                                                                       ----------        ----------
INVESTMENT IN AFFILIATE.........................................................                             99,014
                                                                                       ----------        ----------
DUE TO AFFILIATE................................................................           13,725
                                                                                       ----------        ----------
DEFERRED INCOME TAXES...........................................................          241,485           227,944
                                                                                       ----------        ----------
MINORITY INTEREST AND OTHER.....................................................            7,206             5,878
                                                                                       ----------        ----------

COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE PREFERRED STOCK HELD BY AFFILIATE........................          184,018           173,602
                                                                                       ----------        ----------

STOCKHOLDER'S DEFICIENCY
   Common stock, $.01 par value - authorized, 1,000 shares;
     issued, 100 shares ........................................................
   Additional capital...........................................................          548,269           488,301
   Accumulated deficit..........................................................         (883,548)         (906,888)
                                                                                       ----------        ----------
     Total stockholder's deficiency.............................................         (335,279)         (418,587)
                                                                                       ----------        ----------
                                                                                       $1,455,635        $1,477,455
                                                                                       ==========        ==========

See notes to condensed consolidated financial statements.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                                  (Dollars in thousands)
                                                                        Six Months Ended         Three Months Ended
                                                                            June 30,                  June 30,
                                                                       1998         1997         1998         1997
SERVICE INCOME, net...........................................       $221,274     $220,273      $115,888     $116,194
                                                                    ---------    ---------     ---------    ---------

COSTS AND EXPENSES
   Operating..................................................         18,822       18,931         9,466        9,047
   Selling, general and administrative........................        117,076      114,747        58,959       57,628
   Depreciation and amortization..............................         57,683       53,582        29,689       25,577
                                                                    ---------    ---------     ---------    ---------
                                                                      193,581      187,260        98,114       92,252
                                                                    ---------    ---------     ---------    ---------

OPERATING INCOME..............................................         27,693       33,013        17,774       23,942

OTHER (INCOME) EXPENSE
   Interest expense...........................................         56,075       61,165        27,497       31,717
   Investment income..........................................           (666)      (1,570)         (336)      (1,119)
   Equity in net losses (income) of affiliates................              9        3,520           (11)       1,399
   Other......................................................            626          440           398          271
                                                                    ---------    ---------     ---------    ---------
                                                                       56,044       63,555        27,548       32,268
                                                                    ---------    ---------     ---------    ---------

LOSS BEFORE INCOME TAX BENEFIT AND
   EXTRAORDINARY ITEM.........................................        (28,351)     (30,542)       (9,774)      (8,326)

INCOME TAX BENEFIT............................................        (10,384)     (10,948)       (3,616)      (3,024)
                                                                    ---------    ---------     ---------    ---------

LOSS BEFORE EXTRAORDINARY ITEM................................        (17,967)     (19,594)       (6,158)      (5,302)

EXTRAORDINARY ITEM............................................                      (7,313)                    (7,313)
                                                                    ---------    ---------     ---------    ---------

NET LOSS......................................................        (17,967)     (26,907)       (6,158)     (12,615)

PREFERRED DIVIDENDS...........................................        (10,416)      (2,261)       (5,310)      (2,261)
                                                                    ---------    ---------     ---------    ---------

NET LOSS FOR COMMON STOCKHOLDER...............................       ($28,383)    ($29,168)     ($11,468)    ($14,876)
                                                                    =========    =========     =========    =========

ACCUMULATED DEFICIT
   Beginning of period........................................      ($906,888)   ($856,280)    ($918,697)   ($870,572)
   Dividend of AWACS Garden State, Inc. to Parent.............         41,307                     41,307
   Net loss...................................................        (17,967)     (26,907)       (6,158)     (12,615)
                                                                    ---------    ---------     ---------    ---------
   End of period..............................................      ($883,548)   ($883,187)    ($883,548)   ($883,187)
                                                                    =========    =========     =========    =========

See notes to condensed consolidated financial statements.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                           (Dollars in thousands)
                                                                                          Six Months Ended June 30,
                                                                                           1998             1997
                                                                                           ----             ----
OPERATING ACTIVITIES
   Net loss.....................................................................         ($17,967)         ($26,907)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation and amortization..............................................           57,683            53,582
     Non-cash interest expense..................................................            1,441            27,997
     Equity in net losses of affiliates.........................................                9             3,520
     Minority interest..........................................................              663               702
     Deferred management fees...................................................                              3,006
     Deferred income taxes and other............................................           (9,819)           (9,750)
     Extraordinary item.........................................................                              7,313
                                                                                          -------           -------
                                                                                           32,010            59,463

     Changes in working capital accounts........................................          (36,077)           14,165
                                                                                          -------           -------

           Net cash (used in) provided by operating activities..................           (4,067)           73,628
                                                                                          -------           -------

FINANCING ACTIVITIES
   Proceeds from borrowings of long-term debt...................................           35,000         1,018,370
   Repayments of long-term debt.................................................          (10,104)       (1,143,474)
   Deferred financing costs.....................................................             (120)          (27,572)
   Proceeds from issuance of mandatorily redeemable preferred stock.............                            161,478
   Net transactions with affiliates.............................................            2,770               570
                                                                                          -------           -------

           Net cash provided by financing activities............................           27,546             9,372
                                                                                          -------           -------

INVESTING ACTIVITIES
   Capital expenditures.........................................................          (17,377)          (57,897)
   Other........................................................................             (415)           (1,101)
                                                                                          -------           -------

           Net cash used in investing activities................................          (17,792)          (58,998)
                                                                                          -------           -------

INCREASE IN CASH AND CASH EQUIVALENTS...........................................            5,687            24,002

CASH AND CASH EQUIVALENTS, beginning of period..................................            4,692             4,980
                                                                                          -------           -------

CASH AND CASH EQUIVALENTS, end of period........................................          $10,379           $28,982
                                                                                          =======           =======

See notes to condensed consolidated financial statements.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1997 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of June 30, 1998, the condensed consolidated statements of operations and accumulated deficit for the six and three months ended June 30, 1998 and 1997 and the condensed consolidated statement of cash flows for the six months ended June 30, 1998 and 1997 have been prepared by Comcast Cellular Corporation (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 1998 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended June 30, 1998 are not necessarily indicative of operating results for the full year.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     New Accounting Pronouncement
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which establishes accounting and reporting standards for derivatives and hedging activities, is effective for fiscal years beginning after June 15, 1999. Upon the adoption of SFAS No. 133, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company is currently evaluating the impact the adoption of SFAS No. 133 will have on its financial position and results of operations.

     Reclassifications
     Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 1998.

3.   LONG-TERM DEBT

     As of June 30, 1998 and December 31, 1997, the Company's effective weighted average interest rate on its long-term debt outstanding was 8.80% and 8.88%, respectively.

     In May 1997, the Company canceled $575.0 million of its revolving credit loan. In connection with the reduction of the revolving credit loan, the Company expensed unamortized debt acquisition costs of $11.3 million, resulting in an extraordinary loss, net of tax, of $7.3 million during the six and three months ended June 30, 1997.

4.   INVESTMENT IN AND DUE TO AFFILIATE

     In 1992, AWACS Garden State, Inc. ("AWACS Garden State"), an indirect subsidiary of the Company, issued a note (the "AWACS Note") with an initial principal amount of $51.0 million to purchase, from a subsidiary of Comcast Corporation ("Comcast"), the Company's parent, a 40% limited partnership interest in Garden State Cablevision L.P. ("Garden State Cablevision"). The AWACS Note bears interest at a rate of 11% per annum. Interest is payable on a quarterly basis to the extent of available cash, with any unpaid interest added to principal. Interest expense on the AWACS Note was $1.4 million and $2.5 million for the six months ended June 30, 1998 and 1997, respectively, and $1.3 million for the three months ended June 30, 1997. The balance of the AWACS Note, classified as current due to affiliates, was $50.4 million as of December 31, 1997. As of December 31, 1997, the Company's investment in Garden State Cablevision, classified as investment in affiliate, was ($99.0) million.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

     Effective April 1, 1998, the Company transferred, via a dividend, its indirect interest in AWACS Garden State to a wholly owned subsidiary of Comcast at its net book value of $41.3 million.

     As of June 30, 1998, long-term due to affiliate consists of amounts due to AWACS Garden State in connection with tax savings received by the Company during prior year periods in which AWACS Garden State joined with an indirect subsidiary of the Company in filing consolidated federal tax returns.

5.   RELATED PARTY TRANSACTIONS

     Comcast and Comcast Cellular Communications, Inc. ("CCCI"), a wholly owned subsidiary of the Company, were parties to a management agreement (the "Old Management Agreement") pursuant to which Comcast managed the business and operations of CCCI. In May 1997, the Old Management Agreement was
     terminated and replaced with a new management agreement (the "New Management Agreement") which provides for an annual management fee of 1.5% of revenues. The New Management Agreement eliminated the prior management fee which was limited to $5.0 million, subject to annual increases based on the consumer price index. The New Management Agreement has a ten year term. Management fees of $3.3 million, $3.0 million, $1.7 million and $1.6 million were charged to selling, general and administrative expenses during the six and three months ended June 30, 1998 and 1997, respectively (on a pro forma basis, giving effect to the New Management Agreement, management fees for the six and three months ended June 30, 1997 would have been $3.3 million and $1.7 million, respectively).

     During 1997, the Company authorized 10,000 shares of $.01 par value preferred stock and designated 5,200 of such shares as Series A Preferred Stock. In May 1997, the Company issued 1,614.775 shares of its mandatorily redeemable Series A Preferred Stock to Comcast Financial Corporation, a wholly owned subsidiary of Comcast. Each holder of the Series A Preferred Stock is entitled to receive cumulative cash dividends at the annual rate of $12,000 per share, payable semi-annually on May 1 and November 1 each year, in arrears. At the option of the Company, by declaration of the Company's Board of Directors, dividends may be paid in additional shares of Series A Preferred Stock (the "Additional Shares") instead of cash through May 1, 2007. To the extent dividends are paid in Additional Shares, such Additional Shares shall be valued at $100,000 per share with a liquidation value of $100,000 per share. The Series A Preferred Stock is redeemable, at the option of the Company, at any time prior to May 2, 2007, at a redemption price of $100,000 per share, plus accrued and unpaid dividends, and is mandatorily redeemable on May 2, 2007 after final maturity of the Senior Notes, subject to certain conditions. The Series A Preferred Stock is generally non-voting. During the six and three months ended June 30, 1998 and 1997, the Company accrued $10.4 million, $2.3 million, $5.3 million and $2.3 million, respectively, of dividends on the Series A Preferred Stock, with a corresponding reduction in additional capital. Such amounts have been excluded from the Company's condensed consolidated statement of cash flows due to their noncash nature.

6.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest of $55.2 million, $22.2 million, $51.5 million and $11.0 million during the six and three months ended June 30, 1998 and 1997, respectively.

     The Company made cash payments for income taxes of $0.2 million during the six and three months ended June 30, 1997.

7.   CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information for this item is omitted pursuant to Securities and Exchange Commission General Instruction to Form 10-Q, except as noted below.

Results of Operations

Summarized consolidated financial information for Comcast Cellular Corporation (the "Company") for the six and three months ended June 30, 1998 and 1997 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                        Six Months Ended
                                                            June 30,                      Increase / (Decrease)
                                                     1998              1997               $                 %
                                                     ----              ----               -                 -
Service income, net..............................    $221.3           $220.3             $1.0              0.5%
Operating, selling, general and administrative
     expenses....................................     135.9            133.7              2.2              1.6
                                                      -----            -----
Operating income before depreciation and
     amortization (1)............................      85.4             86.6             (1.2)            (1.4)
Depreciation and amortization....................      57.7             53.6              4.1              7.6
                                                      -----            -----
Operating income.................................      27.7             33.0             (5.3)           (16.1)
                                                      -----            -----
Interest expense.................................      56.1             61.2             (5.1)            (8.3)
Investment income................................      (0.6)            (1.6)            (1.0)           (62.5)
Equity in net losses of affiliates...............                        3.5             (3.5)              NM
Other............................................       0.6              0.4              0.2             50.0
Income tax benefit...............................     (10.4)           (10.9)            (0.5)            (4.6)
Extraordinary item...............................                       (7.3)            (7.3)              NM
                                                      -----            -----
     Net loss....................................    ($18.0)          ($26.9)           ($8.9)           (33.1%)
                                                     ======           ======

                                                       Three Months Ended
                                                            June 30,                      Increase / (Decrease)
                                                     1998              1997               $                 %
                                                     ----              ----               -                 -
Service income, net..............................    $115.9           $116.2            ($0.3)            (0.3%)
Operating, selling, general and administrative
     expenses....................................      68.4             66.7              1.7              2.5
                                                      -----            -----
Operating income before depreciation and
     amortization (1)............................      47.5             49.5             (2.0)            (4.0)
Depreciation and amortization....................      29.7             25.6              4.1             16.0
                                                      -----            -----
Operating income.................................      17.8             23.9             (6.1)           (25.5)
                                                      -----            -----
Interest expense.................................      27.5             31.7             (4.2)           (13.2)
Investment income................................      (0.3)            (1.1)            (0.8)           (72.7)
Equity in net losses of affiliates...............                        1.4             (1.4)              NM
Other............................................       0.4              0.2              0.2            100.0
Income tax benefit...............................      (3.6)            (3.0)             0.6             20.0
Extraordinary item...............................                       (7.3)            (7.3)              NM
                                                      -----            -----
     Net loss....................................     ($6.2)          ($12.6)           ($6.4)           (50.8%)
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

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998

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

Service income was flat for the six and three month periods from 1997 to 1998, as subscriber growth was offset, in part, by the effects of increased use of promotional and free minute plans offered to subscribers. These plans generally have higher access fees and increase the minutes of use per subscriber while lowering the average rate per minute of use.

The respective $2.2 million and $1.7 million increases in operating, selling, general and administrative expenses for the six and three month periods from 1997 to 1998 are primarily attributable to increases in commission costs associated with more gross sales in 1998 and increased labor costs, offset, in part, by improved bad debt experience as a result of stronger credit procedures.

Comcast Corporation ("Comcast"), the Company's parent, and Comcast Cellular Communications, Inc. ("CCCI"), a wholly owned subsidiary of the Company, were parties to a management agreement (the "Old Management Agreement") pursuant to which Comcast managed the business and operations of CCCI. In May 1997, the Old Management Agreement was terminated and replaced with a new management agreement (the "New Management Agreement") which provides for an annual management fee of 1.5% of revenues. The New Management Agreement eliminated the prior management fee which was limited to $5.0 million, subject to annual increases based on the consumer price index. The New Management Agreement has a ten year term. Management fees of $3.3 million, $3.0 million, $1.7 million and $1.6 million were charged to selling, general and administrative expenses during the six and three months ended June 30, 1998 and 1997, respectively (on a pro forma basis, giving effect to the New Management Agreement, management fees for the six and three months ended June 30, 1997 would have been $3.3 million and $1.7 million, respectively).

The $4.1 million increase in depreciation and amortization expense for each of the six and three month periods from 1997 to 1998 is primarily attributable to the effects of capital expenditures and losses on asset disposals offset, in part, by a decrease in amortization expense as a result of certain intangible assets becoming fully amortized in 1997.

The respective $5.1 million and $4.2 million decreases in interest expense for the six and three month periods from 1997 to 1998 are primarily due to the effects of a decrease in the Company's effective weighted average interest rate and the transfer of AWACS Garden State (see below).

In 1992, AWACS Garden State, Inc. ("AWACS Garden State"), an indirect subsidiary of the Company, issued a note (the "AWACS Note") with an initial principal amount of $51.0 million to purchase, from a subsidiary of Comcast, a 40% limited partnership in Garden State Cablevision L.P. ("Garden State Cablevision"). The AWACS Note bears interest at a rate of 11% per annum. Interest is payable on a quarterly basis to the extent of available cash, with any unpaid interest added to principal. Interest expense on the AWACS Note was $1.4 million and $2.5 million for the six months ended June 30, 1998 and 1997, respectively, and $1.3 million for the three months ended June 30, 1997.

Under the terms of the partnership agreement, 49.5% of Garden State Cablevision's net (income) losses were allocated to the Company. During the six months ended June 30, 1998 and 1997, the Company recognized equity in net (income) loss of Garden State Cablevision of ($0.2) million and $3.0 million, respectively. During the three months ended June 30, 1997, the Company recognized equity in net loss of Garden State Cablevision of $1.1 million.

Effective April 1, 1998, the Company transferred, via a dividend, its indirect interest in AWACS Garden State to a wholly owned subsidiary of Comcast at its net book value of $41.3 million.

The respective $0.5 million decrease and $0.6 million increase in income tax benefit for the six and three month periods from 1997 to 1998 are primarily attributable to fluctuations in the Company's loss before income tax benefit and extraordinary item.

In May 1997, the Company canceled $575.0 million of its revolving credit loan. In connection with the reduction of the revolving credit loan, the Company expensed unamortized debt acquisition costs of $11.3 million, resulting in an extraordinary loss, net of tax, of $7.3 million during the six and three months ended June 30, 1997.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998

For the six and  three  months  ended  June 30,  1998 and  1997,  the  Company's earnings before extraordinary item, income tax benefit, equity in net losses (income) of affiliates and fixed charges (interest expense) was $27.7 million, $34.1 million, $17.7 million and $24.8 million, respectively. Such earnings were not adequate to cover the Company's fixed charges of $56.1 million, $61.2 million, $27.5 million and $31.7 million for these periods, respectively. Fixed charges include non-cash interest expense of $1.4 million and $28.0 million for the six months ended June 30, 1998 and 1997, respectively, and $10.5 million for the three months ended June 30, 1997. The inadequacy of the Company's earnings to cover fixed charges is primarily due to substantial non-cash charges for depreciation and amortization expense of $57.7 million, $53.6 million, $29.7 million and $25.6 million during the six and three months ended June 30, 1998 and 1997, respectively.

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

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:

         27.1     Financial Data Schedule.

     (b) Reports on Form 8-K - none.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  COMCAST CELLULAR CORPORATION
                                                  -----------------------------






                                                   /S/ LAWRENCE S. SMITH
                                                   -----------------------------
                                                   Lawrence S. Smith
                                                   Executive Vice President
                                                  (Principal Accounting Officer)



Date: August 14, 1998