Form 10-Q
period 1998-09-30
COMCAST CELLULAR CORP
filed 1998-11-16
CIK 1041854

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

                               SEPTEMBER 30, 1998
                                       OR

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

         Yes  X                                          No __

                           --------------------------

As of September 30, 1998, there were 100 shares of Common Stock outstanding.

The Registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS




                                                                        Page
                                                                       Number

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Condensed Consolidated Balance
                Sheet as of September 30, 1998 and December 31,
                1997 (Unaudited)...........................................2

                Condensed Consolidated Statement of
                Operations and Accumulated Deficit for
                the Nine and Three Months Ended September 30,
                1998 and 1997 (Unaudited)..................................3

                Condensed Consolidated Statement of Cash
                Flows for the Nine Months Ended September 30,
                1998 and 1997 (Unaudited)..................................4

                Notes to Condensed Consolidated
                Financial Statements (Unaudited).......................5 - 7

        Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations............................................8 - 11

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings.........................................12

        Item 6. Exhibits and Reports on Form 8-K..........................12

        SIGNATURE.........................................................13

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

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                           CONDENSED CONSOLIDATED BALANCE SHEET
                                                        (Unaudited)
                                                                                   (Dollars in thousands, except share data)
                                                                                       September 30,        December 31,
                                                                                           1998                1997
                                                                                           ----                ----
ASSETS
CURRENT ASSETS
   Cash and cash equivalents....................................................          $14,150            $4,692
   Accounts receivable, less allowance for doubtful accounts
     of $7,112 and $6,356.......................................................           75,664            59,252
   Inventories..................................................................           10,544            14,154
   Other current assets.........................................................            3,449             3,147
                                                                                       ----------        ----------
     Total current assets.......................................................          103,807            81,245
                                                                                       ----------        ----------
INVESTMENT IN AFFILIATE.........................................................           28,641            28,570
                                                                                       ----------        ----------
PROPERTY AND EQUIPMENT..........................................................          636,278           595,861
   Accumulated depreciation.....................................................         (243,682)         (182,632)
                                                                                       ----------        ----------
   Property and equipment, net..................................................          392,596           413,229
                                                                                       ----------        ----------
DEFERRED CHARGES AND OTHER......................................................        1,277,196         1,275,861
   Accumulated amortization.....................................................         (347,429)         (321,450)
                                                                                       ----------        ----------
   Deferred charges and other, net..............................................          929,767           954,411
                                                                                       ----------        ----------
                                                                                       $1,454,811        $1,477,455
                                                                                       ==========        ==========

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES
   Accounts payable and accrued expenses........................................          $80,219          $100,159
   Accrued interest.............................................................           40,469            17,388
   Current portion of long-term debt............................................              453               430
   Due to affiliates............................................................              913            47,116
                                                                                       ----------        ----------
     Total current liabilities..................................................          122,054           165,093
                                                                                       ----------        ----------
LONG-TERM DEBT, less current portion............................................        1,234,249         1,224,511
                                                                                       ----------        ----------
INVESTMENT IN AFFILIATE.........................................................                             99,014
                                                                                       ----------        ----------
DUE TO AFFILIATE................................................................           13,725
                                                                                       ----------        ----------
DEFERRED INCOME TAXES...........................................................          236,828           227,944
                                                                                       ----------        ----------
MINORITY INTEREST AND OTHER.....................................................            7,216             5,878
                                                                                       ----------        ----------

COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE PREFERRED STOCK HELD BY AFFILIATE........................          189,430           173,602
                                                                                       ----------        ----------

STOCKHOLDER'S DEFICIENCY
   Common stock, $.01 par value - authorized, 1,000 shares;
     issued, 100 shares ........................................................
   Additional capital...........................................................          542,857           488,301
   Accumulated deficit..........................................................         (891,548)         (906,888)
                                                                                       ----------        ----------
     Total stockholder's deficiency.............................................         (348,691)         (418,587)
                                                                                       ----------        ----------
                                                                                       $1,454,811        $1,477,455
                                                                                       ==========        ==========

See notes to condensed consolidated financial statements.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                                  (Dollars in thousands)
                                                                        Nine Months Ended        Three Months Ended
                                                                          September 30,             September 30,
                                                                       1998         1997          1998         1997
SERVICE INCOME, net...........................................       $338,049     $335,380      $116,775     $115,107
                                                                    ---------    ---------     ---------    ---------

COSTS AND EXPENSES
   Operating..................................................         28,898       28,242        10,076        9,311
   Selling, general and administrative........................        178,182      170,849        61,106       56,102
   Depreciation and amortization..............................         88,451       80,662        30,768       27,080
                                                                    ---------    ---------     ---------    ---------
                                                                      295,531      279,753       101,950       92,493
                                                                    ---------    ---------     ---------    ---------

OPERATING INCOME..............................................         42,518       55,627        14,825       22,614

OTHER (INCOME) EXPENSE
   Interest expense...........................................         83,782       89,061        27,707       27,896
   Investment income..........................................         (1,056)      (1,898)         (390)        (328)
   Equity in net (income) losses of affiliates................           (242)       4,524          (251)       1,004
   Other......................................................            992        1,173           366          733
                                                                    ---------    ---------     ---------    ---------
                                                                       83,476       92,860        27,432       29,305
                                                                    ---------    ---------     ---------    ---------
LOSS BEFORE INCOME TAX BENEFIT AND
   EXTRAORDINARY ITEM.........................................        (40,958)     (37,233)      (12,607)      (6,691)

INCOME TAX BENEFIT............................................        (14,991)     (13,015)       (4,607)      (2,067)
                                                                    ---------    ---------     ---------    ---------

LOSS BEFORE EXTRAORDINARY ITEM................................        (25,967)     (24,218)       (8,000)      (4,624)

EXTRAORDINARY ITEM............................................                      (7,313)
                                                                    ---------    ---------     ---------    ---------

NET LOSS......................................................        (25,967)     (31,531)       (8,000)      (4,624)

PREFERRED DIVIDENDS...........................................        (15,828)      (7,105)       (5,412)      (4,844)
                                                                    ---------    ---------     ---------    ---------

NET LOSS FOR COMMON STOCKHOLDER...............................       ($41,795)    ($38,636)     ($13,412)     ($9,468)

ACCUMULATED DEFICIT
   Beginning of period .......................................      ($906,888)   ($856,280)    ($883,548)   ($883,187)
   Dividend of AWACS Garden State, Inc. to Parent.............         41,307
   Net loss...................................................        (25,967)     (31,531)       (8,000)      (4,624)
                                                                    ---------    ---------     ---------    ---------
   End of period..............................................      ($891,548)   ($887,811)    ($891,548)   ($887,811)
                                                                    =========    =========     =========    =========

See notes to condensed consolidated financial statements.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                           (Dollars in thousands)
                                                                                       Nine Months Ended September 30,
                                                                                           1998               1997
                                                                                           ----               ----
OPERATING ACTIVITIES
   Net loss.....................................................................         ($25,967)         ($31,531)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
     Depreciation and amortization..............................................           88,451            80,662
     Non-cash interest expense..................................................            1,469            29,337
     Equity in net (income) losses of affiliates................................             (242)            4,524
     Minority interest..........................................................            1,029             1,149
     Deferred management fees...................................................                              2,211
     Deferred income taxes and other............................................          (14,554)          (15,781)
     Extraordinary item.........................................................                              7,313
                                                                                       ----------        ----------
                                                                                           50,186            77,884

     Changes in working capital accounts........................................          (11,158)           22,819
                                                                                       ----------        ----------

           Net cash provided by operating activities............................           39,028           100,703
                                                                                       ----------        ----------

FINANCING ACTIVITIES
   Proceeds from borrowings of long-term debt...................................           35,000         1,018,370
   Repayments of long-term debt.................................................          (25,320)       (1,155,076)
   Deferred financing costs.....................................................             (120)          (28,353)
   Proceeds from issuance of mandatorily redeemable preferred stock.............                            161,478
   Net transactions with affiliates.............................................            4,343              (932)
                                                                                       ----------        ----------

           Net cash provided by (used in) financing activities..................           13,903            (4,513)
                                                                                       ----------        ----------

INVESTING ACTIVITIES
   Capital expenditures.........................................................          (41,702)          (87,213)
   Other........................................................................           (1,771)           (1,476)
                                                                                       ----------        ----------

           Net cash used in investing activities................................          (43,473)          (88,689)
                                                                                       ----------        ----------

INCREASE IN CASH AND CASH EQUIVALENTS...........................................            9,458             7,501

CASH AND CASH EQUIVALENTS, beginning of period..................................            4,692             4,980
                                                                                       ----------        ----------

CASH AND CASH EQUIVALENTS, end of period........................................          $14,150           $12,481
                                                                                       ==========        ==========

See notes to condensed consolidated financial statements.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1997 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of September 30, 1998, the condensed consolidated statement of operations and accumulated deficit for the nine and three months ended September 30, 1998 and 1997 and the condensed consolidated statement of cash flows for the nine months ended September 30, 1998 and 1997 have been prepared by Comcast Cellular Corporation (the "Company") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1998 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended September 30, 1998 are not necessarily indicative of operating results for the full year.

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

3.   LONG-TERM DEBT

     As of September 30, 1998, Comcast Cellular Communications, Inc. ("CCCI"), a wholly-owned subsidiary of the Company, had outstanding $235.0 million under its $400.0 million revolving credit facility, which consists of a $300.0 million five and one quarter year revolving credit facility (the "Tranche A Credit Facility") and a $100.0 million 364-day revolving credit facility (the "Tranche B Credit Facility"). In October 1998, CCCI extended the Tranche B Credit Facility for an additional 364 days. The Tranche B Credit Facility will expire in October 1999. In November 1998, CCCI borrowed an additional $40.0 million under its revolving credit facility, the proceeds of which were used, together with available cash, to pay semi-annual interest related to the Company's 9 1/2% Senior Notes due 2007 (the "Senior Notes").

     As of September 30, 1998 and December 31, 1997, the Company's effective weighted average interest rate on its long-term debt outstanding was 8.82% and 8.88%, respectively.

     In May 1997, the Company canceled $575.0 million of its revolving credit loan. In connection with the reduction of the revolving credit loan, the Company expensed unamortized debt acquisition costs of $11.3 million, resulting in an extraordinary loss, net of tax, of $7.3 million during the nine months ended September 30, 1997.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

4.   INVESTMENT IN AND DUE TO AFFILIATE

     In 1992, AWACS Garden State, Inc. ("AWACS Garden State"), an indirect subsidiary of the Company, issued a note (the "AWACS Note") with an initial principal amount of $51.0 million to purchase, from a subsidiary of Comcast Corporation ("Comcast"), the Company's parent, a 40% limited partnership interest in Garden State Cablevision L.P. ("Garden State Cablevision"). The AWACS Note bears interest at a rate of 11% per annum. Interest is payable on a quarterly basis to the extent of available cash, with any unpaid interest added to principal. Interest expense on the AWACS Note was $1.4 million and $3.8 million for the nine months ended September 30, 1998 and 1997, respectively, and $1.3 million for the three months ended September 30, 1997. The balance of the AWACS Note, classified as current due to affiliates, was $50.4 million as of December 31, 1997. As of December 31, 1997, the Company's investment in Garden State Cablevision, classified as investment in affiliate, was ($99.0) million.

     Effective April 1, 1998, the Company transferred, via a dividend, its indirect interest in AWACS Garden State to a wholly owned subsidiary of Comcast at its net book value of $41.3 million.

     As of September 30, 1998, long-term due to affiliate consists of amounts due to AWACS Garden State in connection with tax savings received by the Company during prior year periods in which AWACS Garden State joined with an indirect subsidiary of the Company in filing consolidated federal tax returns.

5.   RELATED PARTY TRANSACTIONS

     Comcast and Comcast Cellular Communications, Inc. ("CCCI"), a wholly owned subsidiary of the Company, were parties to a management agreement (the "Old Management Agreement") pursuant to which Comcast managed the business and operations of CCCI. In May 1997, the Old Management Agreement was
     terminated and replaced with a new management agreement (the "New Management Agreement") which provides for an annual management fee of 1.5% of revenues. The New Management Agreement eliminated the prior management fee which was limited to $5.0 million, subject to annual increases based on the consumer price index. The New Management Agreement has a ten year term. Management fees of $5.0 million, $4.7 million, $1.7 million and $1.7 million were charged to selling, general and administrative expenses during the nine and three months ended September 30, 1998 and 1997, respectively (on a pro forma basis, giving effect to the New Management Agreement, management fees for the nine and three months ended September 30, 1997 would have been $5.0 million and $1.7 million, respectively).

     During 1997, the Company authorized 10,000 shares of $.01 par value preferred stock and designated 5,200 of such shares as Series A Preferred Stock. In May 1997, the Company issued 1,614.775 shares of its mandatorily redeemable Series A Preferred Stock to Comcast Financial Corporation, a wholly owned subsidiary of Comcast. Each holder of the Series A Preferred Stock is entitled to receive cumulative cash dividends at the annual rate of $12,000 per share, payable semi-annually on May 1 and November 1 each year, in arrears. At the option of the Company, by declaration of the Company's Board of Directors, dividends may be paid in additional shares of Series A Preferred Stock (the "Additional Shares") instead of cash through May 1, 2007. To the extent dividends are paid in Additional Shares, such Additional Shares shall be valued at $100,000 per share with a liquidation value of $100,000 per share. The Series A Preferred Stock is redeemable, at the option of the Company, at any time prior to May 2, 2007, at a redemption price of $100,000 per share, plus accrued and unpaid dividends, and is mandatorily redeemable on May 2, 2007 after final maturity of the Senior Notes, subject to certain conditions. The Series A Preferred Stock is generally non-voting. During the nine and three months ended September 30, 1998 and 1997, the Company accrued $15.8 million, $7.1 million, $5.4 million and $4.8 million, respectively, of dividends on the Series A Preferred Stock, with a corresponding reduction in additional capital. Such amounts have been excluded from the Company's condensed consolidated statement of cash flows due to their noncash nature.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)

6.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest of $59.2 million, $24.7 million, $4.0 million and $2.5 million during the nine and three months ended September 30, 1998 and 1997, respectively.

     The Company made cash payments for income taxes of $0.4 million and $0.2 million during the nine and three months ended September 30, 1997.

7.   CONTINGENCIES

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information for this item is omitted pursuant to Securities and Exchange Commission General Instruction to Form 10-Q, except as noted below.

Results of Operations

Summarized consolidated financial information for Comcast Cellular Corporation (the "Company") for the nine and three months ended September 30, 1998 and 1997 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                        Nine Months Ended
                                                          September 30,                   Increase / (Decrease)
                                                     1998              1997               $                 %
Service income, net..............................     $338.0           $335.4            $2.6              0.8%
Operating, selling, general and administrative
     expenses....................................      207.0            199.1             7.9              4.0
                                                      ------           ------
Operating income before depreciation and
     amortization (1)............................      131.0            136.3            (5.3)            (3.9)
Depreciation and amortization....................       88.5             80.7             7.8              9.7
                                                      ------           ------
Operating income.................................       42.5             55.6           (13.1)           (23.6)
                                                      ------           ------
Interest expense.................................       83.8             89.1            (5.3)            (5.9)
Investment income................................       (1.1)            (1.9)           (0.8)           (42.1)
Equity in net (income) losses of affiliates......       (0.2)             4.5            (4.7)              NM
Other............................................        1.0              1.1            (0.1)            (9.1)
Income tax benefit...............................      (15.0)           (13.0)            2.0             15.4
Extraordinary item...............................                        (7.3)           (7.3)              NM
                                                      ------           ------
     Net loss....................................     ($26.0)          ($31.5)          ($5.5)           (17.5%)
                                                      ======           ======


                                                       Three Months Ended
                                                          September 30,                   Increase / (Decrease)
                                                     1998              1997               $                 %

Service income, net..............................     $116.7           $115.1            $1.6              1.4%
Operating, selling, general and administrative
     expenses....................................       71.1             65.4             5.7              8.7
                                                      ------           ------
Operating income before depreciation and
     amortization (1)............................       45.6             49.7            (4.1)            (8.2)
Depreciation and amortization....................       30.8             27.1             3.7             13.7
                                                      ------           ------
Operating income.................................       14.8             22.6            (7.8)           (34.5)
                                                      ------           ------
Interest expense.................................       27.7             27.9            (0.2)            (0.7)
Investment income................................       (0.5)            (0.3)            0.2             66.7
Equity in net (income) losses of affiliates......       (0.2)             1.0            (1.2)              NM
Other............................................        0.4              0.7            (0.3)           (42.9)
Income tax benefit...............................       (4.6)            (2.1)            2.5               NM
                                                      ------           ------
     Net loss....................................      ($8.0)           ($4.6)           $3.4             73.9%
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

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998

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

Service income increased by $2.6 million and $1.6 million for the nine and three month periods from 1997 to 1998, as subscriber growth was offset, in part, by the effects of increased use of promotional and free minute plans offered to subscribers. These plans generally have higher access fees and increase the minutes of use per subscriber while lowering the average rate per minute of use.

The respective $7.9 million and $5.7 million increases in operating, selling, general and administrative expenses for the nine and three month periods from 1997 to 1998 are primarily attributable to increases in commission costs associated with more gross sales in 1998.

Comcast Corporation ("Comcast"), the Company's parent, and Comcast Cellular Communications, Inc. ("CCCI"), a wholly owned subsidiary of the Company, were parties to a management agreement (the "Old Management Agreement") pursuant to which Comcast managed the business and operations of CCCI. In May 1997, the Old Management Agreement was terminated and replaced with a new management agreement (the "New Management Agreement") which provides for an annual management fee of 1.5% of revenues. The New Management Agreement eliminated the prior management fee which was limited to $5.0 million, subject to annual increases based on the consumer price index. The New Management Agreement has a ten year term. Management fees of $5.0 million, $4.7 million, $1.7 million and $1.7 million were charged to selling, general and administrative expenses during the nine and three months ended September 30, 1998 and 1997, respectively (on a pro forma basis, giving effect to the New Management Agreement, management fees for the nine and three months ended September 30, 1997 would have been $5.0 million and $1.7 million, respectively).

The respective $7.8 million and $3.7 million increases in depreciation and amortization expense for each of the nine and three month periods from 1997 to 1998 are primarily attributable to the effects of capital expenditures and losses on asset disposals offset, in part, by a decrease in amortization expense as a result of certain intangible assets becoming fully amortized in 1997.

The respective $5.3 million and $0.2 million decreases in interest expense for the nine and three month periods from 1997 to 1998 are primarily due to the effects of a decrease in the Company's effective weighted average interest rate and the transfer of AWACS Garden State (see below).

In 1992, AWACS Garden State, Inc. ("AWACS Garden State"), an indirect subsidiary of the Company, issued a note (the "AWACS Note") with an initial principal amount of $51.0 million to purchase, from a subsidiary of Comcast, a 40% limited partnership in Garden State Cablevision L.P. ("Garden State Cablevision"). The AWACS Note bears interest at a rate of 11% per annum. Interest is payable on a quarterly basis to the extent of available cash, with any unpaid interest added to principal. Interest expense on the AWACS Note was $1.4 million and $3.8 million for the nine months ended September 30, 1998 and 1997, respectively, and $1.3 million for the three months ended September 30, 1997.

Under the terms of the partnership agreement, 49.5% of Garden State Cablevision's net (income) losses were allocated to the Company. During the nine months ended September 30, 1998 and 1997, the Company recognized equity in net (income) loss of Garden State Cablevision of ($0.2) million and $4.1 million, respectively. During the three months ended September 30, 1997, the Company recognized equity in net loss of Garden State Cablevision of $1.1 million.

Effective April 1, 1998, the Company transferred, via a dividend, its indirect interest in AWACS Garden State to a wholly owned subsidiary of Comcast at its net book value of $41.3 million.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998

The respective $2.0 million and $2.5 million increases in income tax benefit for the nine and three month periods from 1997 to 1998 are primarily attributable to fluctuations in the Company's loss before income tax benefit and extraordinary item.

In May 1997, the Company canceled $575.0 million of its revolving credit loan. In connection with the reduction of the revolving credit loan, the Company expensed unamortized debt acquisition costs of $11.3 million, resulting in an extraordinary loss, net of tax, of $7.3 million during the nine months ended September 30, 1997.

For the nine and three months ended September 30, 1998 and 1997, the Company's earnings before extraordinary item, income tax benefit, equity in net (income) losses of affiliates and fixed charges (interest expense) was $42.6 million, $56.4 million, $14.9 million and $22.2 million, respectively. Such earnings were not adequate to cover the Company's fixed charges of $83.8 million, $89.1 million, $27.7 million and $27.9 million for these periods, respectively. Fixed charges include non-cash interest expense of $1.5 million, $29.3 million, $0.1 million and $1.3 million for the nine and three months ended September 30, 1998 and 1997, respectively. The inadequacy of the Company's earnings to cover fixed charges is primarily due to substantial non-cash charges for depreciation and amortization expense of $88.5 million, $80.7 million, $30.8 million and $27.1 million during the nine and three months ended September 30, 1998 and 1997, respectively.

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

The Company is in the process of evaluating and addressing the impact of the Year 2000 Issue on its operations to ensure that its information technology and business systems recognize calendar Year 2000. The Company is utilizing both internal and external resources in implementing its Year 2000 program, which consists of the following phases:

Assessment Phase
Structured evaluation, including a detailed inventory outlining the impact that the Year 2000 Issue may have on current operations.

Detailed Planning Phase
Establishment of priorities, development of specific action steps and allocation of resources to address the issues identified in the Assessment Phase.

Conversion Phase
Implementation of the necessary system modifications as outlined in the Detailed Planning Phase.

Testing Phase
Verification that the modifications implemented in the Conversion Phase will be successful in resolving the Year 2000 Issue so that all inventory items will function properly, both individually and on an integrated basis.

Implementation Phase
Final roll-out of fully tested components into an operational unit.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998

Based on an inventory conducted in 1997, the Company has identified computer systems that will require modification or replacement so that they will properly utilize dates beyond December 31, 1999. Many of the Company's critical systems are new and are already Year 2000 compliant as a result of the Company's recent implementation of a fully digital cellular communications network. In addition, the Company has initiated communications with all of its significant software suppliers and service bureaus to determine their plans for remediating the Year 2000 Issue in their software which the Company uses or relies upon.

As of September 30, 1998, the Company is in the Conversion Phase of its Year 2000 remediation program and has entered the Testing Phase with respect to certain of its key systems. Through September 30, 1998, the Company has incurred $0.7 million in connection with its Year 2000 remediation program. The Company estimates that it will incur between approximately $2 million to $3 million of additional expense through December 1999 in connection with its Year 2000 remediation program. The Company's estimate to complete the remediation plan includes the estimated time associated with mitigating the Year 2000 Issue for third party software. However, there can be no guarantee that the systems of other companies on which the Company relies will be converted on a timely basis, or that a failure to convert by another company would not have a material adverse effect on the Company.

Management of the Company will continue to periodically report the progress of its Year 2000 remediation program to the Audit Committee of Comcast's Board of Directors. The Company plans to complete the Year 2000 mitigation by the third quarter of 1999. Management of the Company has investigated and may consider potential contingency plans in the event that the Company's Year 2000 remediation program is not completed by that date.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications and replacements are based on management's best estimates, which were derived using assumptions of future events including the continued availability of resources and the reliability of third party modification plans. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that may cause such material differences include, but are not limited to, the availability and cost of personnel with appropriate necessary skills and the ability to locate and correct all relevant computer code and similar uncertainties.

The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed within an adequate time frame, the Year 2000 Issue could have a material adverse impact on the operations of the Company.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:

         27.1     Financial Data Schedule.

     (b) Reports on Form 8-K - none.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          COMCAST CELLULAR CORPORATION
                                          ----------------------------



                                          /S/ LAWRENCE S. SMITH
                                          ----------------------------
                                          Lawrence S. Smith
                                          Principal Accounting Officer



                                          /S/ JOSEPH J. EUTENEUER
                                          ----------------------------
                                          Joseph J. Euteneuer
                                          Vice President (Authorized Officer)



Date: November 16, 1998