Form 10-K
period 1998-12-31
COMCAST CELLULAR CORP
filed 1999-03-18
CIK 1041854

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

                                DECEMBER 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM  ___________ TO ____________

                        Commission file number 333-31009

                          COMCAST CELLULAR CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                       23-2687447
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1201 Market Street, Wilmington, Delaware                   19801
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (302) 594-8700
                        --------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE
                        ---------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

                          ----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.                       Yes   _X_       No ___
                           --------------------------

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

As of December 31, 1998, there were 100 shares of Common Stock outstanding.

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

                           --------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE
                           --------------------------

================================================================================

                          COMCAST CELLULAR CORPORATION
                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

Item 1    Business............................................................1
Item 2    Properties..........................................................8
Item 3    Legal Proceedings...................................................8
Item 4    Submission of Matters to a Vote of Security Holders.................8

                                     PART II

Item 5    Market for the Registrant's Common Equity and
              Related Stockholder Matters.....................................9
Item 6    Selected Financial Data.............................................9
Item 7    Management's Discussion and Analysis of
              Financial Condition and Results of Operations..................10
Item 8    Financial Statements and Supplementary Data........................13
Item 9    Changes in and Disagreements with
              Accountants on Accounting and Financial Disclosure.............26

                                    PART III

Item 10   Directors and Executive Officers of the Registrant.................26
Item 11   Executive Compensation.............................................26
Item 12   Security Ownership of Certain Beneficial
              Owners and Management..........................................26
Item 13   Certain Relationships and Related Transactions.....................26

                                     PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports
              on Form 8-K....................................................27
SIGNATURES...................................................................28

     This Annual Report on Form 10-K is for the year ending December 31, 1998, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

     This Annual Report on Form 10-K contains forward looking statements made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward looking statements involve risks and uncertainties which could significantly affect expected results in the future from those expressed in any such forward looking statements made by, or on behalf of the Company. Certain factors that could cause actual results to differ materially include, without limitation, the effects of legislative and regulatory changes; the potential for increased competition; technological changes; the need to generate substantial growth in the subscriber base by successfully launching, marketing and providing services in identified markets; pricing pressures which could affect demand for the Company's services; the Company's ability to expand its distribution; changes in labor, equipment and capital costs; the pending sale of the Company (see
"General Developments of Business" included in Item 1); future acquisitions, strategic partnerships and divestitures; general business and economic conditions; and other risks detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission.

                                     PART I

ITEM 1    BUSINESS

     Comcast Cellular Corporation (the "Company") is an indirect wholly owned subsidiary of Comcast Corporation ("Comcast") and is a holding company that conducts all of its operations through its wholly owned subsidiary, Comcast Cellular Communications, Inc. ("CCCI") and CCCI's subsidiaries.

     The Company provides cellular telephone communications services pursuant to licenses granted by the Federal Communications Commission ("FCC") in markets with an aggregate population ("Pops") of more than 8.1 million, including the area in and around the City of Philadelphia, Pennsylvania, the State of Delaware and a significant portion of the State of New Jersey.

     The Company is a Delaware corporation organized in 1992 and has its principal executive offices at 1201 Market Street, Wilmington, Delaware, 19801,
(302) 594-8700.

                        GENERAL DEVELOPMENTS OF BUSINESS

     In January 1999, Comcast agreed to sell the Company to SBC Communications, Inc. for approximately $400 million in cash and the assumption of approximately $1.3 billion of the Company's debt. Comcast expects to complete this sale in the third quarter of 1999 pending receipt of all necessary regulatory and other approvals.

                      DESCRIPTION OF THE COMPANY'S BUSINESS

     Company's Systems
     The Company is engaged in the development, management and operation of cellular telephone communications systems in various service areas pursuant to licenses granted by the FCC.

     The table below sets forth summary information regarding the ownership and total Pops, in the markets served by the Company's systems by service area, as of December 31, 1998 (in thousands):

Market                                            Ownership         Pops (1)

Consolidated Systems
Philadelphia, PA                                    100.0%          4,886.8
New Brunswick, NJ                                   100.0%            708.6
Wilmington, DE                                      100.0%            626.4
Long Branch, NJ                                     100.0%            597.9
Ocean County, NJ                                    100.0%            494.0
Atlantic City, NJ                                    97.4%            326.8
Trenton, NJ                                          87.2%            289.0
Vineland, NJ                                         94.6%            133.5
Aurora-Elgin, IL                                     83.4%             39.7
Joliet, IL                                           85.3%             30.5
                                                                    -------

Consolidated Pops                                                   8,133.2
                                                                    =======

Managed System
Delaware 1 RSA                                       50.0%            131.0
                                                                    -------
Total Pops                                                          8,264.2
                                                                    =======
---------------
(1)  Source: 1999 Rand McNally Commercial Atlas & Marketing Guide.

     The following table sets forth the aggregate number of subscribers and penetration in the Company's consolidated systems as of December 31 (subscribers in thousands):

                                         1998    1997     1996     1995     1994
                                         ----    ----     ----     ----     ----
Subscribers..........................     829      783     762      665      501
Penetration..........................   10.2%    9.5%     9.3%     8.5%     6.8%

                           ---------------------------

     The Company also holds twelve 10-MHz personal communications services ("PCS") licenses which cover the Philadelphia, PA Metropolitan Trading Area and Allentown, PA Basic Trading Area. Such licenses were acquired in November 1997 from Comcast at Comcast's historical cost of $18.9 million.

     Revenue Sources
     The Company provides services to its cellular telephone subscribers similar to those provided by conventional landline telephone systems, including custom calling features such as call forwarding, call waiting, conference calling, directory assistance and voice mail. The Company is responsible for the quality, pricing and packaging of cellular telephone service for each of the systems it owns or controls. The Company charges its customers for service activation, monthly access, per-minute airtime and custom calling features, and generally offers a variety of pricing options, most of which combine a fixed monthly access fee and per-minute charges. The Company pays the local telephone service company directly for interconnection of its cellular networks with the local wireline telephone network.

     The Company offers products and services to increase the value to the customer of the basic wireless telephony service and to increase airtime revenues. Such products include paging services, enhanced directory assistance and concierge services, voice activated dialing, enhanced voice mail and prepaid calling. The deployment of digital technology (see "Technology and Capital Improvements") has allowed the Company to offer additional services such as caller identification, short messaging, message waiting indicators and enhanced call privacy through encryption. In addition, the Company offers data transmission over its existing cellular network, which allows the rapid transfer of data to and from personal computers, personal digital assistants and other devices.

     The Company currently markets its services under the Comcast Metrophone(R) brand name in the Philadelphia, PA metropolitan statistical area and under the Comcast CELLULARONE(R) brand name in its other markets in New Jersey and Delaware. The Company markets its products and services through multiple distribution channels throughout its contiguous markets. These channels include direct channels, such as its direct sales force, retail stores and telemarketing, and indirect channels, such as national and local retailers and automotive dealers. The Company's long-term emphasis is on the development of its direct distribution channels, particularly its own retail outlets and telemarketing, as a means to reduce the cost to acquire subscribers and improve the quality of new subscribers. The Company operates 53 retail outlets in its markets and anticipates building additional retail outlets, as well as upgrading its existing retail outlets in the future.

     The Company sells cellular telephone equipment to its customers in order to encourage use of its services. The Company's practice, as is typical in the industry, is to sell telephones at or below cost in response to competitive pressures.

     Technology and Capital Improvements
     Each of the Company's service areas is divided into segments referred to as "cells" equipped with a receiver, signaling equipment and a low-power transmitter. The use of low-power transmitters and the placement of cells close to one another permits re-use of frequencies, thus substantially increasing the volume of calls capable of being handled simultaneously over the number handled by prior generation systems. Each cell has a coverage area generally ranging from one to more than 100 square miles. A cellular telephone system includes one or more computerized central switching facilities known as mobile switching centers ("MSC") which control the automatic transfer of calls, coordinate calls to and from cellular telephones and connect calls to the local exchange carrier ("LEC") or to an interexchange carrier. An MSC also records information on system usage and subscriber statistics.

     Each cell's facilities monitor the strength of the signal returned from the subscriber's cellular telephone. When the signal strength declines to a predetermined level and the transmission strength is greater at another cell in or interconnected with the system, the MSC automatically and instantaneously passes the mobile user's call in progress to the other cell without disconnecting the call ("hand off"). Interconnection agreements between cellular telephone system operators and various LECs and interexchange carriers establish the manner in which the cellular telephone system integrates with other telecom-munications systems.

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

     While most MSCs process information digitally, radio transmission of cellular telephone calls historically has been done on an analog basis. Digital transmission of cellular telephone calls offers advantages, including larger system capacity and the potential for lower incremental costs for additional subscribers. The FCC allows carriers to provide digital service and requires cellular carriers to provide analog service.

     The Company's significant investment in switching and cell site equipment manufactured by Lucent Technologies, Inc. has enabled it to deploy Time Division Multiple Access ("TDMA") digital cellular technology throughout its Pennsylvania/New Jersey and Delaware network. This technology was implemented at the beginning of the fourth quarter of 1997. The deployment of this technology permits the Company's subscribers and roamers to use both analog and TDMA services throughout the Company's coverage area. The Company believes that it will have sufficient capacity to accommodate both continued subscriber growth and growth in subscriber minutes for the foreseeable future.

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

     In recent years, cellular carriers have experienced increased fraud associated with roamer service, including Electronic Serial Number ("ESN") cloning. The Company and other carriers have implemented a number of features which have decreased the incidents of fraudulent use of their systems. The Company has implemented authentication and radio frequency ("RF") fingerprinting technologies which associate ESN/mobile number combinations with particular cellular telephone units. While the sale of digital radio telephones, which are authenticatable, is expected to make it more difficult to commit cellular fraud, the potential for widespread fraudulent use of the Company's systems by cloning or any other means could again become a concern.

     Customer Service
     The Company's New Jersey and Delaware operations, including customer care operations, are consolidated with the operations of the Philadelphia market. The Company's sales and marketing presence (including through the Company's direct sales group and retail stores) and customer and dealer support are maintained throughout the systems. In addition to overall reductions in operating costs and increases in operational efficiencies, such consolidation permits an increased emphasis by the Company upon more uniform, efficient and cost effective delivery of customer service and support.

     The Company utilizes the MacroCell(R) billing and customer care platform developed and licensed by Convergys Information Management Group, Inc. Customer service representatives are able to access current billing information in order to respond to customer inquiries. To supplement the Company's customer service operations, Company telemarketers contact customers periodically to determine their satisfaction with the Company's service and to identify problems that can lead to subscriber cancellations.

     Licensing
     The FCC generally grants two licenses to operate cellular telephone systems in each market. The other cellular licensee in the Company's principal markets is Bell Atlantic Mobile Systems, Inc. ("BAMS"). In addition to BAMS, the Company competes for wireless customers with affiliates of AT&T Corporation, Sprint Corporation and Omnipoint Communications, Inc. ("Omnipoint") (all of which operate PCS networks) and

Nextel Communications, Inc. ("Nextel")(which operates Specialized Mobile Radio ("SMR") networks).

     Competition

     In recent years, new mobile telecommunications service providers have entered the market and created additional competition in the wireless telecommunications or commercial mobile radio services ("CMRS") industry. Many of these providers have access to substantial capital resources and operate, directly or through affiliates, large regional, national and international wireless telephone systems and bring significant wireless experience to the marketplace. While there are only two cellular providers licensed in a given area, new competitors continue to emerge, using different frequencies and new technologies. Competition between wireless operators in each market is principally on the basis of services and enhancements offered, technical quality of the system, quality and responsiveness of customer service, price and coverage area.

     The most prominent new providers are the PCS operators. The term "PCS" describes a variety of digital, wireless communications systems which are currently best suited for use in densely populated areas. Broadband PCS service competes directly with cellular service. In the Company's Philadelphia market, AT&T Wireless Services, Inc., Omnipoint and PhillieCo, L.P., an affiliate of Sprint Spectrum Holdings Company, L.P., have authorizations for broadband PCS systems. In March, 1998, the FCC adopted an order that allows financially troubled entities that won PCS C-Block licenses at auction to obtain financial relief from their payment obligations and to return some or all of their C-Block licenses to the FCC for reauctioning. The reauction of the returned licenses is scheduled to begin in March, 1999, and will place additional spectrum in the hands of potential competitors of the Company.

     Cellular telephone systems, including the Company's systems, also face actual or potential competition from other current and developing technologies, including SMR systems operated by companies such as Nextel which uses its available SMR spectrum in markets where the Company provides wireless service. In addition to SMR systems, one-way paging or beeper services that feature voice messaging, data services and tones are also available in the Company's markets. These services may provide adequate capacity and sufficient mobile capabilities for some potential cellular subscribers, thus providing additional competition to the Company's systems.

     The FCC requires cellular licensees to make their service available to resellers, who typically purchase cellular service from licensees in the form of blocks of numbers, then resell the service to the public. Thus, a reseller may be both a customer and a competitor of a licensed cellular operator. Several years ago the FCC initiated an administrative proceeding seeking comment on whether resellers should be permitted to install separate switching facilities in cellular systems, although it tentatively concluded not to require such interconnections. This issue remains pending at the FCC. Presently the FCC does not require CMRS providers to offer interconnection to other CMRS providers, but it has stated that it will consider interconnection complaints on a case-by-case basis and that it may consider in the future whether to impose more general interconnection obligations on CMRS providers. The FCC is also considering whether resellers should receive direct assignments of telephone numbers from the North American Numbering Plan Administrator. Additionally, the FCC is considering the imposition of an automatic roaming obligation on all CMRS providers, meaning that, where CMRS systems are technically compatible, subscribers could get automatic service from a compatible carrier when traveling outside the home market.

     It is likely that the FCC will offer additional spectrum for wireless mobile licenses in the future. Applicants also have received and others are seeking FCC authorization to construct and operate global satellite networks to provide domestic and international mobile communications services from geostationary and low earth orbit satellites. One such system, the Iridium system, began commercial operations in 1998. In addition, the Omnibus Budget Reconciliation Act of 1993 (the "1993 Budget Act") provided, among other things, for the release of 200 MHz of federal government spectrum for commercial use over a fifteen year period. Also, the World Trade Organization agreement, which became effective in the US in February 1998, is intended to increase competition in the provision of telecommunications services and to reduce barriers to entry by telecommunications firms in foreign and domestic markets, and may lead to greater foreign investment and participation in the CMRS industry. These developments and further technological advances and regulatory changes may make available other alternatives to cellular service, thereby introducing additional sources of competition.

                           LEGISLATION AND REGULATION

FCC Regulation

     The FCC regulates many aspects of the licensing, construction, operation and acquisition of wireless telephone systems, including the Company's cellular systems, pursuant to the Communications Act of 1934 (as amended, the "Communications Act").

     Under the Communications Act, no party may transfer control of or assign an FCC license without first obtaining FCC consent. FCC rules: (i) prohibit an entity controlling one cellular system in a market from holding any interest in the competing cellular system in the market, (ii) prohibit an entity from holding non-controlling interests in more than one cellular system in any market, if the common ownership interests present anti-competitive concerns under FCC policies, and (iii) restrict the amount of CMRS spectrum that a single entity may hold in any particular area to 45 MHz. The FCC commenced an administrative rulemaking to re-evaluate the continuing need for the 45 MHz broadband CMRS spectrum cap, and it may allow for market specific relief even if it does not modify its general rule. If the CMRS spectrum cap is lifted, both the Company and its competitors would have the ability to obtain additional wireless licenses, thereby strengthening their market positions in a particular market or markets. Elimination of the CMRS spectrum cap would not eliminate antitrust review of industry mergers by the Department of Justice, and acquisitions of CMRS licenses may only be consummated after obtaining FCC consent to any required transfer of control or assignment application.

     Cellular radio licenses generally expire ten years following grant of the license in the particular market and are renewable for periods of ten years upon application to the FCC. Licenses may be revoked for cause and license renewal applications may be denied if the FCC determines that a renewal would not serve the public interest. FCC rules provide that competing renewal applications for cellular licenses will be considered in comparative hearings, and establish the qualifications for competing applications and the standards to be applied in such hearings. Under current policies, the FCC will grant incumbent cellular licensees a "renewal expectancy" if the licensee has provided substantial service to the public, substantially complied with applicable FCC rules and policies and the Communications Act and is otherwise qualified to hold an FCC license. The Company's cellular licenses expire from 1999 through 2008.

     The FCC regulates the ability of cellular operators to bundle the provision of service with hardware, the resale of cellular service by third parties and the coordination of frequency usage with other cellular licensees. The FCC also regulates the height and power of base station transmitting facilities and signal emissions in the cellular system. Cellular systems also are subject to Federal Aviation Administration and FCC regulations concerning the siting, construction, marking and lighting and registration of cellular transmitter towers and antennae. In addition, the FCC also regulates the employment practices of cellular operators.

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

     The FCC also requires LECs in each market to offer reasonable terms and facilities for the interconnection of wireless telephone systems in that market to the LECs' landline network. In August 1996, the FCC adopted a national regulatory framework for implementing the local competition provision of the Telecommunications Act of 1996 ("1996 Act"), including adoption of rules delineating interconnection obligations of incumbent LECs, unbundling requirements for incumbent LECs, network elements, requirements for access to local rights of way, dialing parity and telephone numbering and number portability, and requirements for resale of and nondiscriminatory access to incumbent LEC services. The FCC established a national regulatory framework that sets pricing standards and negotiations and arbitration guidelines. These FCC standards were upheld in all respects relevant to the Company's operations by the US Supreme Court on January 25, 1999. A subsidiary of the Company has already renegotiated its interconnection contracts with Bell Atlantic Corporation ("Bell Atlantic"). The agreements, covering Pennsylvania, New Jersey, Delaware and Maryland, provide for the reciprocal transport and termination of CMRS traffic by Bell Atlantic and the Company at substantially reduced rates.

     In its implementation of the 1996 Act, the FCC established federal universal service requirements that affect CMRS operators. Under the FCC's rules, wireless service providers potentially are eligible to receive universal service subsidies for the first time; however, they also are required to contribute to both federal and state universal service funds. Many states are also moving forward to develop state universal service fund programs. A number of these state funds require contributions, varying greatly from state to state, from CMRS carriers. Multiple parties have challenged various aspects of the FCC's universal service order and the cases have been consolidated in the United States Court of Appeals for the Fifth Circuit in New Orleans. A judicial determination adverse to the FCC, as well as any further modification to the FCC's universal service rules, could impact the CMRS carrier support payments required for federal and state universal service programs.

     Under the current federal universal service program, CMRS and other telecommunications carriers contribute to the federal program supporting high cost telephone service areas based upon their reported interstate telecommunications revenues. The FCC adopted interim "safe harbor" rules for CMRS carriers to use to report the allocation of their telecommunications revenues to either federal (interstate) or state (intrastate) jurisdiction. The FCC also initiated a rulemaking to determine whether its interim safe harbor of 15% of interstate revenues generally reflects the experience of the CMRS industry and should be made permanent, or whether other jurisdictional allocation methods should be adopted. Depending upon the jurisdictional composition of the Company's telecommunications revenues, adoption of the safe harbor reporting convention could affect the level of the Company's federal and state universal service contributions.

     The 1996 Act also relieved cellular providers affiliated with Regional Bell Operating Companies ("RBOCs") of their obligations to provide equal access to long distance carriers. RBOC-affiliated carriers are now afforded greater flexibility in contracting with interexchange carriers for the provision of long distance services. Nevertheless, the FCC retains authority to require all CMRS operators to provide unblocked access through the use of other mechanisms if customers are being denied access to the telephone toll service providers of their choice, and if such denial is contrary to the public interest. The FCC adopted uniform rules, which will expire in January 2002, governing incumbent LEC participation in broadband CMRS within each LEC's landline telephone region. While the FCC eliminated the requirements in its cellular rules for full structural separation of the incumbent LEC cellular affiliate from the LEC landline affiliate, the FCC adopted rules designed to address incentives incumbent LECs may have to engage in anti-competitive practices against unaffiliated CMRS providers, such as discriminatory interconnection, cost-shifting and anti-competitive pricing. The FCC requires incumbent LECs (i) to create separate corporations for their in-region broadband CMRS operations (whether cellular, PCS or other), and (ii) to apply existing FCC rules on affiliate transactions and use of customer proprietary network information to LEC-CMRS operations. Additionally, the order addressed provisions of the 1996 Act that govern incumbent LEC joint marketing of CMRS and landline services, as well as LEC obligations to disclose material changes in their networks.

     The FCC has established a requirement that CMRS providers be capable of transmitting calls for 911 assistance from individuals using teletext ("TTY") devices, primarily people with speech or hearing disabilities. Although the obligation took effect on October 1, 1998, the FCC granted requests for waiver of the requirement from individual CMRS providers, including the Company, to allow an industry forum time to complete discussions on technical solutions to TTY access to 911 services. The FCC also has adopted a requirement that CMRS providers be capable of providing certain capabilities in connection with calls to public safety officials via 911. These capabilities include transmission of the caller's telephone number, the ability to return the call and transmission of the specific location of the caller. The requirement to provide location information will become effective in 2001, subject to development by requesting public agencies of adequate cost recovery mechanisms.

     The FCC requires all CMRS providers, including the Company, to offer local number portability, a capability which permits subscribers to change their service providers without changing their telephone numbers. The FCC has extended the deadline for CMRS implementation of local number portability of November 24, 2002 to allow for resolution of technical and operational issues posed by wireless number portability by industry-wide policy forums and for completion of initial build-outs of PCS systems. This extension is subject to change if the FCC concludes that CMRS number portability is required to enable number pooling or other mechanisms for conserving telephone numbers. The Company is unable to predict the outcome of any further FCC review or modification of the local number portability requirement or the ultimate impact of this requirement on the Company's business and operations.

     In addition, state commissions have become increasingly aggressive in their efforts to conserve numbering resources. These efforts may disproportionately impact wireless service providers by imposing additional costs or limiting access to numbering resources. Examples of state conservation methods include number pooling, number rationing and transparent overlays. Number pooling is especially problematic for wireless providers because it is dependent on implementation of number portability technology. Recently, the FCC released a public notice soliciting comment on proposed number optimization methods discussed in a report prepared by the Resource Optimization Working Group of the North American Numbering Council. Adoption of some of the methods discussed in the report could have a disproportionate impact on CMRS operators.

     The FCC recently adopted new rules limiting the use of customer proprietary network information ("CPNI") by telecommunications carriers, including the Company, in marketing a broad range of telecommunications and other services to their customers and the customers of affiliated companies. The FCC has received numerous petitions for reconsideration of its CPNI rules, the majority of them from CMRS carriers. The FCC has stayed portions of its rules that relate to how carriers identify CPNI that a customer has restricted, particularly the portion of the rules that requires all carriers to develop an electronic auditing and compliance system. This stay will extend for six months after the date that the CPNI rules are reconsidered. The Company does not anticipate that the rules will result in a significant adverse impact on its financial position, results of operations or liquidity.

     The FCC has determined that the interstate, interexchange (commonly referred to as long distance) offerings of CMRS providers are subject to the interstate, interexchange rate averaging and integration provisions of the Communications Act. Rate averaging requires the Company to average its interstate long distance CMRS rates between high cost and urban areas. The FCC has delayed implementation of the rate integration requirements with respect to "wide area" rate plans offered by the Company pending further reconsideration of its rules. The FCC also delayed the requirement that there be CMRS long distance rate integration among the Company's CMRS affiliates. On December 31, 1998, the FCC reaffirmed on reconsideration that its interexchange rate integration rules apply to interexchange CMRS services. The FCC announced it would initiate a further proceeding to determine how integration requirements apply to typical CMRS offerings, including "One-Rate" plans. Until this further proceeding is concluded, the FCC will enforce only CMRS long distance rate integration on the Company's services where an interstate toll charge is separately stated and billed to CMRS customers. To the extent that the Company offers services subject to the FCC's rate integration and averaging requirements, these requirements generally reduce the Company's pricing flexibility for its services. There can be no assurance that the FCC will decline to impose rate integration or averaging requirements on the Company or decline to require the Company to integrate its CMRS long distance rates across its CMRS affiliates.

     In the face of an increase in local siting disputes, the FCC initiated an administrative rulemaking to consider, among other things, the procedure for obtaining relief from state and local regulations pertaining to the placement of facilities, guidelines governing the types of information that a state or local government can request to judge compliance with FCC emissions rules, and the adoption of a presumption that facilities licensed by the FCC comply with the FCC's radio frequency emissions guidelines. In August 1998, the FCC announced a facilities siting agreement between state and local officials and several wireless industry associations. This agreement establishes an informal dispute resolution process that can be used by the Company to resolve disputes affecting the siting of its wireless facilities.

     The FCC initiated a notice of inquiry on calling party pays, a mechanism that would allow CMRS providers to offer service plans under which callers to CMRS customers would pay for the calls that they make. A calling party pays offering would establish a system similar to that used in European countries.

     In April 1998, the FCC initiated an administrative rulemaking proceeding to determine the obligations of telecommunications carriers to make their services accessible to individuals with disabilities. The FCC has proposed regulations implementing statutory requirements governing accessibility of telecommunications services like those offered by the Company to persons with disabilities, and could adopt proposals requiring modifications to existing customer equipment as well as requirements governing new equipment and carrier networks.

     The FCC is also considering adopting rules to govern customer billing by telecommunications services providers such as the Company. The FCC proposed that more billing detail be provided to consumers, which could add to the expense of the billing process as systems are modified to conform to any new requirements. Additionally, the FCC is considering whether carriers, such as the Company, that decide to pass through their mandatory universal service contributions to their customers, should be required to provide a full explanation of the program and ensure that the carriers that pass through their contribution do not over recover their mandatory contributions from their customers. Adoption of some of the FCC's proposals could increase the complexity of the Company's billing processes and restrict the Company's ability to bill customers for services in the most commercially advantageous way.

     The FCC has also extended the date to June 30, 2000 for wireless carriers such as the Company to comply with existing requirements under the Communications Assistance for Law Enforcement Act ("CALEA") and has proposed to adopt additional requirements, including, among other things, a proposal to require the furnishing of location information when law enforcement authorities monitor telephone calls under court order. The adoption of additional CALEA requirements could require additional expenditures by the Company to ensure its ability to comply.

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

                                    EMPLOYEES

     As of December 31, 1998, the Company had approximately 1,600 employees. The Company believes that its relationships with its employees are good.

ITEM 2    PROPERTIES

     The principal physical assets of a cellular telephone communications system include cell sites and central switching equipment. The Company primarily leases its sites used for its transmission facilities, retail stores and administrative offices. The physical components of a cellular telephone communications system require maintenance and upgrading to keep pace with technological advances. During 1997, the Company's systems, including its cell sites and switching equipment were upgraded with TDMA digital cellular technology, permitting its subscribers and roamers to use both analog and TDMA services throughout the Company's coverage area.

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

Holder
All of the shares of common stock of the Company, $.01 par value, are owned by Comcast Cellular Holdings Corporation, a wholly owned subsidiary of Comcast.

Dividends
None.


ITEM 6    SELECTED FINANCIAL DATA

Information for this item is omitted pursuant to SEC General Instruction I to Form 10-K.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information for this item is omitted pursuant to SEC General Instruction I to Form 10-K, except as noted below.

Results of Operations

     Summarized consolidated financial information for Comcast Cellular Corporation (the "Company"), an indirect wholly owned subsidiary of Comcast Corporation ("Comcast"), for the years ended December 31, 1998 and 1997 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                            Year Ended
                                                            December 31,                  Increase / (Decrease)
                                                      1998              1997               $                %
Service income, net..............................     $455.2           $444.9             $10.3            2.3%
Operating, selling, general and administrative
     expenses....................................      280.2            274.9               5.3            1.9
                                                      ------           ------
Operating income before depreciation and
     amortization (1)............................      175.0            170.0               5.0            2.9
Depreciation and amortization....................      122.0            109.8              12.2           11.1
                                                      ------           ------
Operating income.................................       53.0             60.2              (7.2)         (12.0)
                                                      ------           ------
Interest expense.................................      111.6            117.8              (6.2)          (5.3)
Investment income................................       (1.5)            (2.7)             (1.2)         (44.4)
Equity in net losses of affiliates...............        0.2              6.6              (6.4)         (97.0)
Other............................................        1.3              1.3
Income tax benefit...............................      (21.5)           (22.9)             (1.4)          (6.1)
Extraordinary items..............................                       (10.7)            (10.7)            NM
                                                      ------           ------
     Net loss....................................     ($37.1)          ($50.6)           ($13.5)        (26.7%)
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

     Service Income, net
     Service income increased by $10.3 million from 1997 to 1998 as subscriber growth was offset, in part, by the effects of increased use of promotional and free minute plans offered to subscribers. These plans generally have higher access fees and increase the minutes of use per subscriber while lowering the average rate per minute of use.

     Operating, Selling, General and Administrative Expenses
     The $5.3 million increase in operating, selling, general and administrative expenses from 1997 to 1998 is primarily attributable to growth in subscribers.

     Comcast, and Comcast Cellular Communications, Inc. ("CCCI"), a wholly owned subsidiary of the Company, were parties to a management agreement (the "Old Management Agreement") pursuant to which Comcast managed the business and operations of CCCI. In May 1997, the Old Management Agreement was terminated and replaced with a new management agreement (the "New Management Agreement") which provides for an annual management fee of 1.5% of revenues. The New Management Agreement eliminated the prior management fee which was limited to $5.0 million, subject to annual increases based on the consumer price index. The New Management Agreement has a ten year term. Management fees of $6.8 million and

$6.4 million were charged to selling, general and administrative expenses during the years ended December 31, 1998 and 1997, respectively (on a pro forma basis, giving effect to the New Management Agreement, management fees for the year ended December 31, 1997 would have been $6.7 million).

     Depreciation and Amortization Expense
     The $12.2 million increase in depreciation and amortization expense from 1997 to 1998 is primarily attributable to the effects of capital expenditures and losses on asset disposals offset, in part, by a decrease in amortization expense as a result of certain intangible assets becoming fully amortized in 1997.

     Interest Expense
     The $6.2 million decrease in interest expense from 1997 to 1998 is primarily due to the transfer of AWACS Garden State, Inc. ("AWACS Garden State"), which was an indirect subsidiary of the Company (see below), and the effects of a decrease in the Company's effective weighted average interest rate.

     In 1992, AWACS Garden State issued a note (the "AWACS Note") with an initial principal amount of $51.0 million to purchase, from a subsidiary of Comcast, a 40% limited partnership interest in Garden State Cablevision L.P. ("Garden State Cablevision"). The AWACS Note bears interest at a rate of 11% per annum. Interest is payable on a quarterly basis to the extent of available cash, with any unpaid interest added to principal. Interest expense on the AWACS Note was $1.4 million and $5.2 million for the years ended December 31, 1998 and 1997, respectively.

     Equity in Net Losses of Affiliates
     Under the terms of the partnership agreement, 49.5% of Garden State Cablevision's net (income) losses were allocated to the Company. During the years ended December 31, 1998 and 1997, the Company recognized equity in net (income) loss of Garden State Cablevision of ($0.2) million and $5.4 million, respectively.

     Effective April 1, 1998, the Company distributed its indirect interest in AWACS Garden State to a wholly owned subsidiary of Comcast at its net book value of $41.3 million.

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

     Earnings to Fixed Charges
     For the years ended December 31, 1998 and 1997, the Company's earnings before extraordinary items, income tax benefit, equity in net losses of affiliates and fixed charges (interest expense) was $53.2 million and $61.6 million, respectively. Such amounts were not adequate to cover the Company's fixed charges of $111.6 million and $117.8 million for these periods, respectively. Fixed charges include non-cash interest expense of $1.5 million and $30.7 million for the years ended December 31, 1998 and 1997, respectively. The inadequacy of the Company's earnings to cover fixed charges is primarily due to substantial non-cash charges for depreciation and amortization expense of $122.0 million and $109.8 million during the years ended December 31, 1998 and 1997, respectively.

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

     As of December 31, 1998, the Company is in the Conversion Phase of its Year 2000 remediation program and has entered the Testing Phase with respect to certain of its key systems. Through December 31, 1998, the Company has incurred $0.9 million in connection with its Year 2000 remediation program. The Company estimates that it will incur between approximately $2 million to $3 million of additional expense through December 1999 in connection with its Year 2000 remediation program. The Company's estimate to complete the remediation plan includes the estimated time associated with mitigating the Year 2000 Issue for third party software. However, there can be no guarantee that the systems of other companies on which the Company relies will be converted on a timely basis, or that a failure to convert by another company would not have a material adverse effect on the Company.

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

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
Comcast Cellular Corporation
Wilmington, Delaware


We have audited the accompanying consolidated balance sheet of Comcast Cellular Corporation (the "Company") (an indirect wholly owned subsidiary of Comcast Corporation) and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholder's deficiency and of cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Comcast Cellular Corporation and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
February 9, 1999

COMCAST CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except share data)

                                                                                     December 31,
ASSETS                                                                        1998                 1997

CURRENT ASSETS
   Cash and cash equivalents.............................................   $24,422               $4,692
   Accounts receivable, less allowance for doubtful accounts
     of $4,870 and $6,356................................................    75,302               59,252
   Inventories...........................................................    23,292               14,154
   Other current assets..................................................     4,937                3,147
                                                                         ----------           ----------
       Total current assets..............................................   127,953               81,245
                                                                         ----------           ----------

INVESTMENT IN AFFILIATE..................................................    28,214               28,570
                                                                         ----------           ----------

PROPERTY AND EQUIPMENT...................................................   686,240              595,861
   Accumulated depreciation..............................................  (267,993)            (182,632)
                                                                         ----------           ----------
   Property and equipment, net...........................................   418,247              413,229
                                                                         ----------           ----------

DEFERRED CHARGES AND OTHER............................................... 1,276,531            1,275,861
   Accumulated amortization..............................................  (356,311)            (321,450)
                                                                         ----------           ----------
   Deferred charges and other, net.......................................   920,220              954,411
                                                                         ----------           ----------
                                                                         $1,494,634           $1,477,455
                                                                         ==========           ==========

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES
   Accounts payable and accrued expenses.................................  $116,979             $100,159
   Accrued interest......................................................    16,802               17,388
   Current portion of long-term debt.....................................       461                  430
   Due to affiliates.....................................................    18,508               47,116
                                                                         ----------           ----------
     Total current liabilities...........................................   152,750              165,093
                                                                         ----------           ----------

LONG-TERM DEBT, less current portion..................................... 1,274,159            1,224,511
                                                                         ----------           ----------

INVESTMENT IN AFFILIATE..................................................                         99,014
                                                                         ----------           ----------

DEFERRED INCOME TAXES....................................................   230,046              227,944
                                                                         ----------           ----------

MINORITY INTEREST AND OTHER..............................................     8,073                5,878
                                                                         ----------           ----------

COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE PREFERRED STOCK HELD BY AFFILIATE.................   195,059              173,602
                                                                         ----------           ----------

STOCKHOLDER'S DEFICIENCY
   Common stock, $.01 par value - authorized, 1,000 shares;
     issued, 100 shares .................................................
   Additional capital....................................................   537,228              488,301
   Accumulated deficit...................................................  (902,681)            (906,888)
                                                                         ----------           ----------
     Total stockholder's deficiency......................................  (365,453)            (418,587)
                                                                         ----------           ----------
                                                                         $1,494,634           $1,477,455
                                                                         ==========           ==========

See notes to consolidated financial statements.

COMCAST CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands)

                                                                                   Year Ended December 31,
                                                                          1998              1997             1996

SERVICE INCOME, net...........................................          $455,199         $444,946          $426,053
                                                                        --------         --------          --------

COSTS AND EXPENSES
   Operating..................................................            37,874           35,525            36,876
   Selling, general and administrative........................           242,375          239,383           235,176
   Depreciation and amortization..............................           122,004          109,820           117,225
                                                                        --------         --------          --------
                                                                         402,253          384,728           389,277
                                                                        --------         --------          --------

OPERATING INCOME..............................................            52,946           60,218            36,776

OTHER (INCOME) EXPENSE
   Interest expense...........................................           111,623          117,756           116,297
   Investment income..........................................            (1,508)          (2,696)           (2,525)
   Equity in net losses of affiliates.........................               185            6,603             6,559
   Litigation settlement......................................                                               21,647
   Other......................................................             1,281            1,359             2,449
                                                                        --------         --------          --------
                                                                         111,581          123,022           144,427
                                                                        --------         --------          --------

LOSS BEFORE INCOME TAX BENEFIT
   AND EXTRAORDINARY ITEMS....................................           (58,635)         (62,804)         (107,651)

INCOME TAX BENEFIT............................................           (21,525)         (22,867)          (38,067)
                                                                        --------         --------          --------

LOSS BEFORE EXTRAORDINARY ITEMS...............................           (37,110)         (39,937)          (69,584)

EXTRAORDINARY ITEMS...........................................                            (10,671)
                                                                        --------         --------          --------

NET LOSS......................................................           (37,110)         (50,608)          (69,584)

PREFERRED DIVIDENDS...........................................           (21,457)         (12,124)
                                                                        --------         --------          --------

NET LOSS FOR COMMON STOCKHOLDER...............................          ($58,567)        ($62,732)         ($69,584)
                                                                        ========         ========          ========


See notes to consolidated financial statements.

COMCAST CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

                                                                                  Year Ended December 31,
                                                                         1998              1997             1996
OPERATING ACTIVITIES
   Net loss...................................................          ($37,110)        ($50,608)         ($69,584)
   Adjustments to reconcile net loss to net cash provided
    by operating activities:
     Extraordinary items......................................                             10,671
     Depreciation and amortization............................           122,004          109,820           117,225
     Non-cash interest expense................................             1,497           30,714            69,400
     Equity in net losses of affiliates.......................               185            6,603             6,559
     Minority interest........................................             1,316            1,157               773
     Deferred management fees.................................                              2,211             5,545
     Deferred income taxes and other..........................           (21,295)         (25,545)          (38,070)
                                                                         -------          -------           -------
                                                                          66,597           85,023            91,848

     Changes in working capital accounts......................           (11,245)          17,223            30,248
                                                                         -------          -------           -------
       Net cash provided by operating activities..............            55,352          102,246           122,096
                                                                         -------          -------           -------

FINANCING ACTIVITIES
   Proceeds from borrowings of long-term debt.................            75,000        1,243,370           166,908
   Repayments of long-term debt...............................           (25,430)      (1,305,180)          (36,500)
   Deferred financing costs...................................              (125)         (28,912)
   Repayments under deferred payment plan.....................                                             (120,177)
   Repayment of long-term due to affiliate....................                                              (35,479)
   Proceeds from issuance of mandatorily redeemable
     preferred stock held by affiliate........................                            161,478
   Net transactions with affiliates...........................             8,346          (21,351)            7,100
                                                                         -------          -------           -------
     Net cash provided by (used in) financing activities......            57,791           49,405           (18,148)
                                                                         -------          -------           -------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired.........................                            (18,918)          (13,958)
   Capital expenditures.......................................           (91,255)        (130,021)         (116,018)
   Proceeds from sale of equipment and other..................                                                  256
   Purchase of minority interests, license acquisition
     costs and other..........................................            (2,158)          (3,000)          (24,367)
   Distributions from Garden State Cablevision................                                               35,479
                                                                         -------          -------           -------
       Net cash used in investing activities..................           (93,413)        (151,939)         (118,608)
                                                                         -------          -------           -------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS................................................            19,730             (288)          (14,660)

CASH AND CASH EQUIVALENTS, beginning of year..................             4,692            4,980            19,640
                                                                         -------          -------           -------

CASH AND CASH EQUIVALENTS, end of year........................           $24,422           $4,692            $4,980
                                                                         =======          =======           =======

See notes to consolidated financial statements.

COMCAST CELLULAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY
(Dollars in thousands)

                                                           Common          Additional       Accumulated
                                                            Stock            Capital          Deficit            Total

BALANCE, JANUARY 1, 1996............................      $                 $500,425        ($786,696)        ($286,271)
   Net loss.........................................                                          (69,584)          (69,584)
                                                          ---------         --------        ---------         ---------

BALANCE, DECEMBER 31, 1996..........................                         500,425         (856,280)         (355,855)
   Net loss.........................................                                          (50,608)          (50,608)
   Preferred dividends..............................                         (12,124)                           (12,124)
                                                          ---------         --------        ---------         ---------

BALANCE, DECEMBER 31, 1997..........................                         488,301         (906,888)         (418,587)
   Distribution of AWACS Garden State, Inc. to Parent                         70,384           41,317           111,701
   Net loss.........................................                                          (37,110)          (37,110)
   Preferred dividends..............................                         (21,457)                           (21,457)
                                                          ---------         --------        ---------         ---------

BALANCE, DECEMBER 31, 1998..........................      $                 $537,228        ($902,681)        ($365,453)
                                                          =========         ========        =========         =========


See notes to consolidated financial statements.

COMCAST CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1.   BUSINESS

     Comcast Cellular Corporation ("the Company"), is an indirect wholly owned subsidiary of Comcast Corporation ("Comcast") and is a holding company that conducts all of its operations through its wholly owned subsidiary, Comcast Cellular Communications, Inc. ("CCCI") and CCCI's subsidiaries.

     The Company provides cellular telephone communications services pursuant to licenses granted by the Federal Communications Commission in markets with a population of more than 8.1 million, including the area in and around the City of Philadelphia, Pennsylvania, the State of Delaware and a significant portion of the State of New Jersey.

     In January 1999, Comcast agreed to sell the Company to SBC Communications, Inc. ("SBC") for approximately $400 million in cash and the assumption of approximately $1.3 billion of the Company's debt. Comcast expects to complete this sale in the third quarter of 1999 pending receipt of all necessary regulatory and other approvals.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation
     The consolidated  financial  statements include the accounts of the Company and all wholly owned or controlled subsidiaries. All significant intercompany accounts and transactions among consolidated entities have been eliminated.

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

     Fair Values
     The estimated fair value amounts presented in these notes to consolidated financial statements have been determined by the Company using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Such fair value estimates are based on pertinent information available to management as of December 31, 1998 and 1997, and have not been comprehensively revalued for purposes of these consolidated financial statements since such dates.

     A reasonable estimate of fair values of the due to affiliates in the Company's consolidated balance sheet is not practicable to obtain because of the related party nature of these items and the lack of quoted market prices.

     Cash Equivalents
     Cash equivalents consist principally of overnight investments in money market funds with maturities of three months or less when purchased. The carrying amounts of the Company's cash equivalents, classified as available for sale securities, approximate their fair values as of December 31, 1998 and 1997.

     Inventories
     Inventories, which include products held for sale, materials and supplies, are stated at the lower of cost or market. Products held for sale are stated at weighted average cost, which approximates market.

     Investments
     Investments in entities in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method. Equity method investments are

COMCAST CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


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

     Property and Equipment
     Property and equipment are stated at cost. Depreciation is provided by the straight-line method over estimated useful lives as follows:

          Buildings......................................      10-40 years
          Operating facilities...........................       8-12 years
          Other equipment................................        2-8 years

     Improvements that extend asset lives are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized as a component of depreciation expense.

     Deferred Charges and Other
     Deferred charges consist principally of the excess of cost over the fair value of net assets acquired, license acquisition costs and debt acquisition costs. The excess of cost over the fair value of net assets acquired is being amortized on a straight-line basis over the estimated useful life of up to 40 years. License acquisition costs are being amortized on a straight-line basis over the estimated useful lives of the licenses of up to 40 years. Debt acquisition costs are being amortized on a straight-line basis over the term of the related debt, ranging from five to ten years.

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

     Derivative Financial Instruments
     The Company uses derivative financial instruments, such as interest rate exchange agreements ("Swaps") to manage its exposure to fluctuations in interest rates. Swaps are matched with either fixed or variable rate debt and periodic cash payments are accrued on a settlement basis as an adjustment to interest expense. Any premiums associated with these instruments are amortized over their term and realized gains or losses as a result of the termination of the instruments are deferred and amortized over the remaining term of the underlying debt. Unrealized gains and losses as a result of these instruments are recognized when the underlying hedged item is extinguished or otherwise terminated.

COMCAST CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


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

     Reclassifications
     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to those classifications used in 1998.

3.   ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

     PCS License Acquisition
     In November 1997, the Company acquired twelve 10-MHz personal communications services ("PCS") licenses covering the Philadelphia and Allentown, PA markets from Comcast at Comcast's historical cost of $18.9 million. The cost of this acquisition was funded with proceeds from borrowings under the Revolving Credit Facility (see Note 4). This acquisition was accounted for under the purchase method.

     Delaware 1 RSA
     In May 1996, the Company and Southwestern Bell Mobile Systems, through a partnership owned 50% by each of them, purchased the remaining 84% limited partnership interests of the Delaware 1 Rural Statistical Area ("RSA") Limited Partnership, the licensee of the non-wireline cellular license for the Kent and Sussex, DE RSA (the "Delaware 1 RSA") for $44.1 million in cash, of which the Company's share was $22.1 million. The surviving entity, C-SW Cellular Partnership, a Delaware general partnership, now holds the cellular license for the Delaware 1 RSA. American Cellular Network Corporation, an indirect wholly owned subsidiary of the Company, manages the daily operations of the C-SW Cellular Partnership's interest in the Delaware 1 RSA. The Company's investment of $28.2 million and $28.6 million as of December 31, 1998 and 1997, respectively, is accounted for under the equity method and is classified as investment in affiliate in the Company's consolidated balance sheet.

     Litigation Settlement
     The Company was involved in various civil lawsuits and administrative proceedings regarding the ownership, operation and transfer of the license for its Atlantic City cellular system. In March 1995, the Company entered into a Settlement Agreement (the "Settlement Agreement") with respect to outstanding civil litigation. In June 1996, the Company paid and expensed $21.6 million under the Settlement Agreement.

COMCAST CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


4.   LONG-TERM DEBT

                                                             December 31,
                                                       1998             1997
                                                       (dollars in thousands)
     9 1/2% Senior Notes due 2007..............      $998,544          $998,435
     Revolving Credit Facility.................       275,000           225,000
     Other, due through 2001...................         1,076             1,506
                                                   ----------        ----------
                                                    1,274,620         1,224,941
     Less current portion......................           461               430
                                                   ----------        ----------
                                                   $1,274,159        $1,224,511
                                                   ==========        ==========

     Maturities of long-term debt outstanding as of December 31, 1998 for the four years after 1999 are as follows (dollars in thousands):

         2000....................................         $495
         2001....................................          120
         2002....................................
         2003....................................      275,000

     As of December 31, 1998 and 1997, the Company's effective weighted average interest rate on its long-term debt outstanding was 8.69% and 8.88%, respectively.

     Senior Notes
     Interest on the Senior Notes is payable in cash semi-annually on May 1 and November 1 of each year. The Senior Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after May 1, 2002 at a redemption price, initially of 104.75% of the principal amount of the Senior Notes and declining annually to 100% on May 1, 2005, plus accrued and unpaid interest, if any, to the date of redemption. In addition, prior to May 1, 2000, the Company may redeem the Senior Notes at a price equal to 108.5% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with the net cash proceeds from one or more Public Equity Offerings (as defined); provided, however, that at least 65% of the originally issued principal amount of the Senior Notes would remain outstanding after giving effect to any such redemption. Upon the occurrence of a Change of Control Triggering Event (as defined), each holder of the Senior Notes will have the right to require the Company to repurchase such holder's Senior Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

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

     Revolving Credit Facility
     The Company has a credit agreement with certain banks (the "Revolving Credit Facility"), which consists of a $300.0 million five and one-quarter year revolving credit facility (the "Tranche A Facility") and a $96.5 million 364-day revolving credit facility (the "Tranche B Facility"). Amounts outstanding under the Tranche B Facility at the end of the 364-day period are convertible, at the Company's option, into a four and one-quarter year term loan.

COMCAST CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


     Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the option of the Company, either (a) the greater of the (i) prime rate or (ii) the federal funds rate plus 1/2% or (b) the Applicable Margin, as defined based on CCCI's leverage ratio, plus the London Interbank Offered Rate. Initial borrowings under the Tranche A Facility were used principally to repay existing debt, to pay interest on the Senior Notes, to purchase twelve 10-MHz PCS licenses from Comcast (see Note 3), and to repay previously deferred management fees to Comcast (see Note 7). The Tranche B Facility will expire in October 1999.

     Borrowings under the Revolving Credit Facility are senior to the Senior Notes. The Revolving Credit Facility contains various covenants, including financial covenants restricting changes in control (or making such an event of default) and limiting the payment of dividends, distributions and loans and advances to the Company.

     Extraordinary Items
     Extraordinary items for the year ended December 31, 1997 of $10.7 million consist of unamortized debt acquisition costs and debt extinguishment costs of $16.4 million, net of related tax benefit of $5.7 million, expensed in connection with the refinancing of the Company's existing credit facility with the proceeds from the offering of the Senior Notes in May 1997 and borrowings under the Revolving Credit Facility in November 1997.

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

     The use of interest rate risk management instruments, such as Swaps, was required under the terms of certain of the Company's previously outstanding debt agreements. The Company's policy is to manage interest costs using a mix of fixed and variable rate debt. Using Swaps, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.

     The following table summarizes the terms of the Company's existing Swap as of December 31, 1997 (dollars in thousands). The Company's Swap was terminated in May 1998.

                                              Notional                    Average
                                               Amount      Maturities   Interest Rate
     As of December 31, 1997
     Variable to Fixed Swap..............     $50,000         1998         5.65%

     The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. While derivative financial instruments represent an integral part of the Company's interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 1998, 1997 and 1996 was not significant.

     Estimated Fair Value
     The Company's long-term debt had carrying amounts of $1.275 billion and $1.225 billion and estimated fair values of $1.316 billion and $1.274 billion as of December 31, 1998 and 1997, respectively. The estimated fair value of the Company's publicly traded debt is based on quoted market prices for that debt. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available.

     The difference between the carrying value and estimated fair value of the Company's Swap was not significant as of December 31, 1997, and has been estimated based upon amounts at which such Swap could be settled.

COMCAST CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


5.   INVESTMENT IN AND DUE TO AFFILIATES

     In 1992, AWACS Garden State, Inc. ("AWACS Garden State"), which was an indirect subsidiary of the Company, issued a note (the "AWACS Note") with an initial principal amount of $51.0 million to purchase, from a subsidiary of Comcast, a 40% limited partnership interest in Garden State Cablevision L.P. ("Garden State Cablevision"). The AWACS Note bears interest at a rate of 11% per annum. Interest is payable on a quarterly basis to the extent of available cash, with any unpaid interest added to principal. Interest expense on the AWACS Note was $1.4 million, $5.2 million and $8.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. The balance of the AWACS Note, classified as due to affiliates, was $50.4 million as of December 31, 1997. As of December 31, 1997, the Company's investment in Garden State Cablevision, classified as investment in affiliate, was ($99.0) million.

     Effective April 1, 1998, the Company distributed its indirect interest in AWACS Garden State to a wholly owned subsidiary of Comcast at its net book value of $41.3 million.

     As of December 31, 1998, due to affiliates consists principally of amounts due to AWACS Garden State in connection with tax savings received by the Company during prior year periods in which AWACS Garden State joined with an indirect subsidiary of the Company in filing consolidated federal tax returns.

6.   MANDATORILY REDEEMABLE PREFERRED STOCK

     During 1997, the Company authorized 10,000 shares of $.01 par value preferred stock and designated 5,200 of such shares as Series A Preferred Stock. In May 1997, the Company issued 1,614.775 shares of its mandatorily redeemable Series A Preferred Stock to Comcast Financial Corporation, a wholly owned subsidiary of Comcast. Each holder of the Series A Preferred Stock is entitled to receive cumulative cash dividends at the annual rate of $12,000 per share, payable semi-annually on May 1 and November 1 each year, in arrears. At the option of the Company, by declaration of the Company's Board of Directors, dividends may be paid in additional shares of Series A Preferred Stock (the "Additional Shares") instead of cash through May 1, 2007. To the extent dividends are paid in Additional Shares, such Additional Shares shall be valued at $100,000 per share with a liquidation value of $100,000 per share. The Series A Preferred Stock is redeemable, at the option of the Company, at any time prior to May 2, 2007, at a redemption price of $100,000 per share, plus accrued and unpaid dividends, and is mandatorily redeemable on May 2, 2007 after final maturity of the Senior Notes, subject to certain conditions. The Series A Preferred Stock is generally non-voting. During the years ended December 31, 1998 and 1997, the Company accrued $21.5 million and $12.1 million, respectively, of dividends on the Series A Preferred Stock, with a corresponding reduction in additional capital. Such amounts have been excluded from the Company's consolidated statement of cash flows due to their noncash nature.

     In connection  with the closing of the sale of the Company to SBC (see Note
     1), the Series A Preferred Stock will be exchanged into shares representing approximately 49% of the total number of outstanding shares of the Company's common stock.

7.   RELATED PARTY TRANSACTIONS

     Comcast and CCCI were parties to a management agreement (the "Old Management Agreement") pursuant to which Comcast managed the business and operations of CCCI. In May 1997, the Old Management Agreement was
     terminated and replaced with a new management agreement (the "New Management Agreement") which provides for an annual management fee of 1.5% of revenues. The New Management Agreement eliminated the prior management fee which was limited to $5.0 million, subject to annual increases based on the consumer price index. The New Management Agreement has a ten year term. Management fees of $6.8 million, $6.4 million and $5.5 million were charged to selling, general and administrative expenses during the years ended December 31, 1998, 1997 and 1996, respectively (on a pro forma basis, giving effect to the New Management Agreement, management fees for the years ended December 31, 1997 and 1996 would have been $6.7 million and $6.4 million, respectively).

COMCAST CELLULAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 (Continued)


     In November 1997, the Company repaid $17.0 million of previously deferred management fees to Comcast with a portion of the proceeds from the initial borrowings under the Revolving Credit Facility (see Note 4).

8.   INCOME TAXES

     Comcast, the Company and CCCI have entered into a tax sharing agreement (the "Tax Sharing Agreement") whereby, the Company joins with Comcast in filing a consolidated federal income tax return. Comcast allocates income tax expense or benefit to the Company as if the Company was filing a separate federal income tax return. Tax benefits from both losses and tax credits are made available to the Company as it is able to realize such benefits on a separate return basis. The Company is required to pay to Comcast for income taxes an amount equal to that amount of tax the Company would pay if it filed a separate tax return. Subsidiaries which were less than 80% owned have been excluded from the Tax Sharing Agreement, as they were not members of the Comcast consolidated group for tax purposes. Accordingly, their tax liabilities have been determined on a separate company basis.

     Significant components of the Company's net deferred tax liability are as follows (dollars in thousands):

                                                                                             December 31,
                                                                                           1998             1997
     Deferred tax liabilities:
         Difference between book and tax basis of property and equipment........       $395,200         $397,658
                                                                                       --------         --------
     Deferred tax assets:
         Net operating loss carryforwards.......................................        177,899          180,096
         Difference between book and tax basis of property and equipment and
           deferred charges.....................................................                          24,911
         Less valuation allowance...............................................        (12,745)         (35,293)
                                                                                       --------         --------
                                                                                        165,154          169,714
                                                                                       --------         --------
         Net deferred tax liability.............................................       $230,046         $227,944
                                                                                       ========         ========

     The Company's net deferred income tax liability increased by approximately $24.0 million as a result of the distribution of its interest in AWACS Garden State (see Note 5).

     Income tax benefit consists of the following components (dollars in thousands):

                                                                               Year Ended December 31,
                                                                         1998              1997             1996
     Current expense
         Federal..........................................            $                 $                $
         State............................................                388               180              313
                                                                     --------          --------         --------
                                                                          388               180              313
                                                                     --------          --------         --------
     Deferred benefit
         Federal..........................................            (19,072)          (20,714)         (36,836)
         State............................................             (2,841)           (2,333)          (1,544)
                                                                     --------          --------         --------
                                                                      (21,913)          (23,047)         (38,380)
                                                                     --------          --------         --------
     Income tax benefit...................................           ($21,525)         ($22,867)        ($38,067)
                                                                     ========          ========         ========

     The effective income tax benefit of the Company differs from the statutory amount because of the effect of the following items (dollars in thousands):

                                                                               Year Ended December 31,
                                                                         1998              1997             1996

     Federal tax at statutory rate........................           ($20,522)         ($21,981)        ($37,678)
     State income taxes, net of federal benefit...........             (1,594)           (1,400)            (800)
     Other, net...........................................                591               514              411
                                                                     --------          --------         --------
     Income tax benefit...................................           ($21,525)         ($22,867)        ($38,067)
                                                                     ========          ========         ========

     As of December 31, 1998, the Company has available net operating loss carryforwards of approximately $450.0 million for which a deferred tax asset has been recorded and which expire through the year 2018.

9.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest of $110.7 million, $72.8 million and $48.7 million during the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company made cash payments for income taxes of $0.2 million, $0.4 million and $0.8 million during the years ended December 31, 1998, 1997 and 1996, respectively.

10.  COMMITMENTS AND CONTINGENCIES

     The Company primarily leases its sites used for its transmission facilities, retail stores and administrative offices under noncancellable operating leases expiring on various dates through 2039. The leases generally provide for fixed annual rentals plus certain real estate taxes and other costs. Rental expense of $14.2 million, $11.5 million and $10.5 million for 1998, 1997 and 1996, respectively, has been charged to operations.

     As  of  December   31,  1998,   the  minimum   rental   commitments   under
     noncancellable operating leases are as follows (dollars in thousands):

          1999.............................................      $12,756
          2000.............................................       11,238
          2001.............................................        9,005
          2002.............................................        8,215
          2003.............................................        7,281
          Thereafter.......................................       37,826

     The Company is subject to claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             Not applicable.

                                    PART III

     The information called for by Item 10, Directors and Executive Officers of the Registrant, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management, and Item 13, Certain Relationships and Related Transactions is omitted pursuant to SEC General Instruction I of Form 10-K.

                                     PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) The following consolidated financial statements of the Company are included in Part II, Item 8:

              Independent Auditors' Report...................................13
              Consolidated Balance Sheet--December 31, 1998 and 1997.........14
              Consolidated Statement of Operations--Years
                Ended December 31, 1998, 1997 and 1996.......................15
              Consolidated Statement of Cash Flows--Years
                Ended December 31, 1998, 1997 and 1996.......................16
              Consolidated Statement of Stockholder's Deficiency--Years
                Ended December 31, 1998, 1997 and 1996.......................17
              Notes to Consolidated Financial Statements.....................18

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

          (c)  Reports on Form 8-K - none.

          (d)  Exhibits required to be filed by Item 601 of Regulation S-K:

                3.1 Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4, as amended, filed on September 30, 1997).
                3.2   By-laws  of the  Company  (incorporated  by  reference  to
                      Exhibit 3.2 to the Company's Registration Statement on Form S-4, as amended, filed on September 30, 1997).
                4.1 Indenture dated as of May 8, 1997 by and between the Company and The Bank of New York, as Trustee, in respect of the 9 1/2% Senior Notes due 2007 (including the form of Notes) (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4, as amended, filed on September 30, 1997).
                10.1 Management Agreement dated as of May 20, 1997 by and between Comcast Corporation ("Comcast") and Comcast Cellular Communications, Inc. ("CCCI") (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4, as amended, filed on September 30,
                      1997).
                10.2 Tax Sharing Agreement dated as of March 5, 1992 by and among the Company, Comcast Cellular Holdings, Inc., CCCI and Comcast, as amended May 20, 1997 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-4, as amended, filed on September 30,
                      1997).
                10.3 Credit Agreement dated as of October 14, 1997 among the Company, the banks listed therein, The Bank of New York, Barclays Bank PLC, The Chase Manhattan Bank, N.A., PNC Bank National Association, and the Toronto-Dominion Bank, as Arranging Agents, and Toronto Dominion (Texas), Inc., as Administrative Agent.
                10.4 Purchase and Sale Agreement dated as of January 19, 1999 among SBC Communications, Inc., Comcast Cellular Holdings Corporation, Comcast Financial Corporation and Comcast (incorporated by reference to Exhibit 10.34 to the Comcast Corporation Annual Report on Form 10-K for the year ended December 31, 1998).
                12.1 Statement re: Computation of Ratio of Earnings to Fixed Charges.
                27.1  Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on March 18,1999.

                                        Comcast Cellular Corporation



                                        By: /s/ Brian L. Roberts
                                            ------------------------------------
                                            Brian L. Roberts
                                            President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                                DATE

/s/ Ralph J. Roberts
-----------------------
Ralph J. Roberts              Chairman; Director                   March 18,1999


/s/ Julian A. Brodsky
-----------------------
Julian A. Brodsky             Vice Chairman; Director              March 18,1999


/s/ Brian L. Roberts
-----------------------
Brian L. Roberts              President; Director                  March 18,1999
                              (Principal Executive Officer)

/s/ Lawrence S. Smith
-----------------------
Lawrence S. Smith             Executive Vice President             March 18,1999
                              (Principal Accounting Officer)

/s/ John R. Alchin
-----------------------
John R. Alchin                Senior Vice President, Treasurer     March 18,1999
                              (Principal Financial Officer)

/s/ Stanley L. Wang
-----------------------
Stanley L. Wang               Senior Vice President, Secretary;    March 18,1999
                              Director

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholder
Comcast Cellular Corporation
Wilmington, Delaware


We have audited the consolidated financial statements of Comcast Cellular Corporation (the "Company") (an indirect wholly owned subsidiary of Comcast Corporation) and its subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 9, 1999; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
February 9, 1999

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 (In thousands)


                                                                     Additions
                                                       Balance at   Charged to   Deductions     Balance
                                                        Beginning    Costs and      from        at End
                                                         of Year     Expenses    Reserves(A)    of Year

Allowance for Doubtful Accounts

   1998.....................................            $6,356       $5,881       $7,367       $4,870

   1997.....................................             3,148        9,502        6,294        6,356

   1996.....................................             3,264       14,032       14,148        3,148



(A) Uncollectible accounts written off.