Form 10-Q
period 1999-03-31
COMCAST CELLULAR CORP
filed 1999-05-14
CIK 1041854

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                 MARCH 31, 1999
                                       OR

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

                 1201 Market Street, Wilmington, Delaware 19801
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

         Yes  _X_                                              No ___

                           --------------------------

As of March 31, 1999, there were 100 shares of Common Stock outstanding.

The Registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS




                                                                           Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Balance
                    Sheet as of March 31, 1999 and December 31,
                    1998 (Unaudited)..........................................2

                    Condensed Consolidated Statement of
                    Operations and Accumulated Deficit for
                    the Three Months Ended March 31,
                    1999 and 1998 (Unaudited).................................3

                    Condensed Consolidated Statement of Cash
                    Flows for the Three Months Ended March 31,
                    1999 and 1998 (Unaudited).................................4

                    Notes to Condensed Consolidated
                    Financial Statements (Unaudited)......................5 - 6

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations............................................7 - 9

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings........................................10

          Item 6.   Exhibits and Reports on Form 8-K.........................10

          SIGNATURES.........................................................11

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

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                              (Dollars in thousands, except share data)
                                                                     March 31,         December 31,
                                                                       1999                1998
                                                                   -----------         -----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents ...............................            $15,769             $24,422
   Accounts receivable, less allowance for doubtful accounts
     of $4,367 and $4,870 ..................................             72,534              75,302
   Inventories .............................................             15,223              23,292
   Other current assets ....................................              3,994               4,937
                                                                    -----------         -----------
       Total current assets ................................            107,520             127,953
                                                                    -----------         -----------

INVESTMENT IN AFFILIATE ....................................                                 28,214
                                                                    -----------         -----------

PROPERTY AND EQUIPMENT .....................................            702,330             686,240
   Accumulated depreciation ................................           (295,862)           (267,993)
                                                                    -----------         -----------
   Property and equipment, net .............................            406,468             418,247
                                                                    -----------         -----------

DEFERRED CHARGES AND OTHER .................................          1,325,023           1,276,531
   Accumulated amortization ................................           (368,267)           (356,311)
                                                                    -----------         -----------
   Deferred charges and other, net .........................            956,756             920,220
                                                                    -----------         -----------
                                                                     $1,470,744          $1,494,634
                                                                    ===========         ===========
LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES
   Accounts payable and accrued expenses ...................            $78,522            $116,979
   Accrued interest ........................................             40,034              16,802
   Current portion of long-term debt .......................                470                 461
   Due to affiliates .......................................             16,262              18,508
                                                                    -----------         -----------
       Total current liabilities ...........................            135,288             152,750
                                                                    -----------         -----------

LONG-TERM DEBT, less current portion .......................          1,274,068           1,274,159
                                                                    -----------         -----------

DEFERRED INCOME TAXES ......................................            217,866             230,046
                                                                    -----------         -----------

MINORITY INTEREST AND OTHER ................................             35,459               8,073
                                                                    -----------         -----------
COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE PREFERRED STOCK HELD BY AFFILIATE ...            200,796             195,059
                                                                    -----------         -----------
STOCKHOLDER'S DEFICIENCY
   Common stock, $.01 par value - authorized, 1,000 shares;
     issued, 100 shares
   Additional capital ......................................            531,491             537,228
   Accumulated deficit .....................................           (924,224)           (902,681)
                                                                    -----------         -----------
       Total stockholder's deficiency ......................           (392,733)           (365,453)
                                                                    -----------         -----------
                                                                     $1,470,744          $1,494,634
                                                                    ===========         ===========

See notes to condensed consolidated financial statements.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)



                                                     (Dollars in thousands)
                                                   Three Months Ended March 31,
                                                    1999                  1998
                                                 ---------             ---------
SERVICE INCOME, net ...........................   $109,849              $105,386
                                                 ---------             ---------

COSTS AND EXPENSES
   Operating ..................................     10,626                 9,356
   Selling, general and administrative.........     69,615                58,117
   Depreciation and amortization ..............     36,695                27,994
                                                 ---------             ---------
                                                   116,936                95,467
                                                 ---------             ---------

OPERATING (LOSS) INCOME .......................     (7,087)                9,919

OTHER (INCOME) EXPENSE
   Interest expense ...........................     27,623                28,578
   Investment income ..........................       (206)                 (330)
   Equity in net losses of affiliates .........                               20
   Minority interest and other ................       (781)                  228
                                                 ---------             ---------
                                                    26,636                28,496
                                                 ---------             ---------

LOSS BEFORE INCOME TAX BENEFIT ................    (33,723)              (18,577)

INCOME TAX BENEFIT ............................    (12,180)               (6,768)
                                                 ---------             ---------

NET LOSS ......................................    (21,543)              (11,809)

PREFERRED DIVIDENDS ...........................     (5,737)               (5,106)
                                                 ---------             ---------

NET LOSS FOR COMMON STOCKHOLDER ...............   ($27,280)             ($16,915)
                                                 =========             =========

ACCUMULATED DEFICIT
   Beginning of period ........................  ($902,681)            ($906,888)
   Net loss ...................................    (21,543)              (11,809)
                                                 ---------             ---------

   End of period ..............................  ($924,224)            ($918,697)
                                                 =========             =========

See notes to condensed consolidated financial statements.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                  (Dollars in thousands)
                                                                               Three Months Ended March 31,
                                                                                1999                 1998
                                                                              --------             --------
OPERATING ACTIVITIES
   Net loss ..............................................................    ($21,543)            ($11,809)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation and amortization .......................................      36,695               27,994
     Non-cash interest expense ...........................................          29                1,414
     Equity in net losses of affiliates ..................................                               20
     Minority interest ...................................................        (781)                 265
     Deferred income taxes and other .....................................     (12,227)              (6,107)
                                                                              --------             --------
                                                                                 2,173               11,777

     Changes in working capital accounts .................................      (2,497)               4,043
                                                                              --------             --------

           Net cash (used in) provided by operating activities ...........        (324)              15,820
                                                                              --------             --------

FINANCING ACTIVITIES
   Repayments of long-term debt ..........................................        (111)             (10,000)
   Deferred financing costs ..............................................                              (79)
   Net transactions with affiliates ......................................        (848)               4,734
                                                                              --------             --------

           Net cash used in financing activities .........................        (959)              (5,345)
                                                                              --------             --------

INVESTING ACTIVITIES
   Capital expenditures ..................................................      (7,566)              (4,389)
   Other .................................................................         196                  (12)
                                                                              --------             --------

           Net cash used in investing activities .........................      (7,370)              (4,401)
                                                                              --------             --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .........................      (8,653)               6,074

CASH AND CASH EQUIVALENTS, beginning of period ...........................      24,422                4,692
                                                                              --------             --------

CASH AND CASH EQUIVALENTS, end of period .................................     $15,769              $10,766
                                                                              ========             ========

See notes to condensed consolidated financial statements.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     The condensed consolidated balance sheet as of December 31, 1998 has been condensed from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of March 31, 1999 and the condensed consolidated statements of operations and accumulated deficit and of cash flows for the three months ended March 31, 1999 and 1998 have been prepared by Comcast Cellular Corporation (the "Company"), an indirect wholly owned subsidiary of Comcast Corporation ("Comcast") and have not been audited by the Company's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1999 and for all periods presented have been made.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 1999 are not necessarily indicative of operating results for the full year.

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

     Reclassifications
     Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to those classifications used in 1999.

3.   SALE OF THE COMPANY

     In January 1999, Comcast agreed to sell the Company to SBC Communications, Inc. ("SBC") for approximately $400 million in cash and the assumption of approximately $1.3 billion of the Company's debt. Comcast expects to complete the sale in the second quarter of 1999 pending receipt of all necessary regulatory and other approvals.

4.   LONG-TERM DEBT

     As of March 31, 1999, Comcast Cellular Communications, Inc. ("CCCI"), a wholly-owned subsidiary of the Company, had outstanding $275.0 million under its $396.5 million revolving credit facility, which consists of a $300.0 million five and one quarter year revolving credit facility (the "Tranche A Credit Facility") and a $96.5 million 364-day revolving credit facility (the "Tranche B Credit Facility"). The Tranche B Credit Facility will expire in October 1999. In April 1999, CCCI borrowed an additional $40.0 million under its revolving credit facility, the proceeds of which were used, together with available cash, to pay semi-annual interest related to the Company's 9 1/2% Senior Notes due 2007 (the "Senior Notes").

     As of March 31, 1999 and December 31, 1998, the Company's effective weighted average interest rate on its long-term debt outstanding was 8.59% and 8.69%, respectively.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (Unaudited)


5.   C-SW CELLULAR PARTNERSHIP

     The Company and SBC, through the C-SW Cellular Partnership ("C-SW"), a partnership owned 50% by each of the Company and SBC, purchased the cellular license for the Delaware 1 Rural Statistical Area in May 1996. The Company's investment of $28.2 million as of December 31, 1998 was accounted for under the equity method and was classified as investment in affiliate in the Company's condensed consolidated balance sheet. Effective January 1, 1999, the Company began consolidating C-SW and the liability related to SBC's interest is included in minority interest and other in the Company's March 31, 1999 condensed consolidated balance sheet. As the consolidation of C-SW was a non-cash transaction, it had no significant impact on the Company's condensed consolidated statement of cash flows.

6.   RELATED PARTY TRANSACTIONS

     Comcast and CCCI are parties to a management agreement pursuant to which Comcast manages the business and operations of CCCI. The management agreement provides for an annual management fee of 1.5% of revenues. Management fees of $1.7 million and $1.6 million were charged to selling, general and administrative expenses during the three months ended March 31, 1999 and 1998, respectively.

     During 1997, the Company authorized 10,000 shares of $.01 par value preferred stock and designated 5,200 of such shares as Series A Preferred Stock. In May 1997, the Company issued 1,614.775 shares of its mandatorily redeemable Series A Preferred Stock to Comcast Financial Corporation, a wholly owned subsidiary of Comcast. Each holder of the Series A Preferred Stock is entitled to receive cumulative cash dividends at the annual rate of $12,000 per share, payable semi-annually on May 1 and November 1 each year, in arrears. At the option of the Company, by declaration of the Company's Board of Directors, dividends may be paid in additional shares of Series A Preferred Stock (the "Additional Shares") instead of cash through May 1, 2007. To the extent dividends are paid in Additional Shares, such Additional Shares shall be valued at $100,000 per share with a liquidation value of $100,000 per share. The Series A Preferred Stock is redeemable, at the option of the Company, at any time prior to May 2, 2007, at a redemption price of $100,000 per share, plus accrued and unpaid dividends, and is mandatorily redeemable on May 2, 2007 after final maturity of the Senior Notes, subject to certain conditions. The Series A Preferred Stock is generally non-voting. During the three months ended March 31, 1999 and 1998, the Company accrued $5.7 million and $5.1 million, respectively, of dividends on the Series A Preferred Stock, with a corresponding reduction in additional capital. Such amounts have been excluded from the Company's condensed consolidated statement of cash flows due to their noncash nature. In connection with the closing of the sale of the Company to SBC (see Note
     3), the Series A Preferred Stock will be exchanged into shares of the Company's common stock.

     As of March 31, 1999, due to affiliates consists principally of amounts due to AWACS Garden State, Inc. in connection with tax savings received by the Company during prior year periods in which AWACS Garden State, Inc. joined with an indirect subsidiary of the Company in filing consolidated federal tax returns.

7.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The  Company  made cash  payments  for  interest  of $4.4  million and $3.7
     million   during  the  three   months   ended  March  31,  1999  and  1998,
     respectively.

8.   CONTINGENCIES

     The Company is subject to claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Company.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information for this item is omitted pursuant to Securities and Exchange Commission General Instruction to Form 10-Q, except as noted below.

Results of Operations

Summarized consolidated financial information for Comcast Cellular Corporation (the "Company"), an indirect wholly owned subsidiary of Comcast Corporation ("Comcast"), for the three months ended March 31, 1999 and 1998 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):


                                                               Three Months Ended
                                                                    March 31,           Increase / (Decrease)
                                                                1999         1998           $            %
                                                              ---------    ---------    ---------    ---------
Service income, net.....................................         $109.8       $105.4      $4.4          4.2%
Operating, selling, general and administrative
     expenses...........................................           80.2         67.5      12.7         18.8
                                                              ---------    ---------
Operating income before depreciation and
     amortization (1)...................................           29.6         37.9      (8.3)       (21.9)
Depreciation and amortization...........................           36.7         28.0       8.7         31.1
                                                              ---------    ---------
Operating (loss) income.................................           (7.1)         9.9     (17.0)          NM
                                                              ---------    ---------
Interest expense........................................           27.6         28.6      (1.0)        (3.5)
Investment income.......................................           (0.2)        (0.3)     (0.1)       (33.3)
Minority interest and other.............................           (0.8)         0.2       1.0           NM
Income tax benefit......................................          (12.2)        (6.8)      5.4         79.4
                                                              ---------    ---------
     Net loss...........................................         ($21.5)      ($11.8)      9.7         82.2%
                                                              =========    =========

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

Service income increased by $4.4 million for the three month period from 1998 to 1999. This increase is primarily attributable to the effects of consolidating the C-SW Cellular Partnership ("C-SW") effective January 1, 1999 and to subscriber growth offset, in part, by the effects of increased use of promotional and free minute plans offered to subscribers. These plans generally have higher access fees and increase the minutes of use per subscriber while lowering the average rate per minute of use.

The $12.7 million increase in operating, selling, general and administrative expenses for the three month period from 1998 to 1999 is primarily attributable to increases in commission costs associated with more gross sales in 1999, additional promotional costs, costs related to customer retention efforts and the consolidation of C-SW effective January 1, 1999.

Comcast and Comcast Cellular Communications, Inc. ("CCCI"), a wholly owned subsidiary of the Company, are parties to a management agreement pursuant to which Comcast manages the business and operations of CCCI. The management

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999


agreement provides for an annual management fee of 1.5% of revenues. Management fees of $1.7 million and $1.6 million were charged to selling, general and administrative expenses during the three months ended March 31, 1999 and 1998, respectively.

The $8.7 million increase in depreciation and amortization expense for the three month period from 1998 to 1999 is primarily attributable to the effects of capital expenditures and losses on asset disposals.

The $1.0 million decrease in interest expense for the three month period from 1998 to 1999 is primarily due to the transfer of AWACS Garden State, Inc.
("AWACS Garden State"), which was an indirect subsidiary of the Company. In 1992, AWACS Garden State issued a note (the "AWACS Note") with an initial principal amount of $51.0 million to purchase, from a subsidiary of Comcast, a 40% limited partnership in Garden State Cablevision L.P. The AWACS Note bears interest at a rate of 11% per annum. Interest is payable on a quarterly basis to the extent of available cash, with any unpaid interest added to principal. Interest expense on the AWACS Note was $1.4 million for the three months ended March 31, 1998. Effective April 1, 1998, the Company distributed its indirect interest in AWACS Garden State to a wholly owned subsidiary of Comcast at its net book value of $41.3 million.

The $5.4 million increase in income tax benefit for the three month period from 1998 to 1999 is primarily attributable to fluctuations in the Company's loss before income tax benefit.

For the three months ended March 31, 1999 and 1998, the Company's (loss) earnings before income tax benefit, equity in net losses of affiliates and fixed charges (interest expense) was ($6.1) million and $10.0 million, respectively. Such amounts were not adequate to cover the Company's fixed charges of $27.6 million and $28.6 million for these periods, respectively. Fixed charges include non-cash interest expense of $1.4 million for the three months ended March 31, 1998. The inadequacy of the Company's earnings to cover fixed charges is primarily due to substantial non-cash charges for depreciation and amortization expense of $36.7 million and $28.0 million during the three months ended March 31, 1999 and 1998, respectively.

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

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999


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

As of March 31, 1999, the Company is in the Testing Phase of its Year 2000 remediation program and has entered the Implementation Phase with respect to certain of its key systems. Through March 31, 1999, the Company has incurred $1.4 million in connection with its Year 2000 remediation program. The Company estimates that it will incur between approximately $1 million to $2 million of additional expense through December 1999 in connection with its Year 2000 remediation program. The Company's estimate to complete the remediation plan includes the estimated time associated with mitigating the Year 2000 Issue for third party software. However, there can be no guarantee that the systems of other companies on which the Company relies will be converted on a timely basis, or that a failure to convert by another company would not have a material adverse effect on the Company.

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

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999


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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

          27.1 Financial Data Schedule.

     (b)  Reports on Form 8-K:

          (i) The Registrant filed a Current Report on Form 8-K under Item 5 on January 21, 1999 relating to the sale of the Company to SBC Communications, Inc.

                  COMCAST CELLULAR CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             COMCAST CELLULAR CORPORATION
                                             -----------------------------------






                                             /S/ LAWRENCE S. SMITH
                                             -----------------------------------
                                             Lawrence S. Smith
                                             Principal Accounting Officer



                                             /S/ JOSEPH J. EUTENEUER
                                             -----------------------------------
                                             Joseph J. Euteneuer
                                             Vice President (Authorized Officer)



Date: May 14, 1999